Form 10-Q
period 2002-06-30
RELIASTAR LIFE INSURANCE CO OF NEW YORK
filed 2002-08-14
CIK 1163710

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              June 30, 2002
                                           -------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from                      to
                                           ----------------      ---------------



Commission file number:    333-75938, 333-19123, 333-47527, 333-52358, 2-76642
                           ----------------------------------------------------

                 RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                     53-0242530
--------------------------------------------------------------------------------
 (State or other jurisdiction of             (IRS employer identification no.)
  incorporation or organization)

1000 Woodbury Road, Suite 102, Woodbury, NY                        11797
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code        (516) 682-8700
                                                  ------------------------------

--------------------------------------------------------------------------------
               Former name, former address and formal fiscal year,
                          if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
250,000 shares of Common Stock as of August 12, 2002


NOTE: WHEREAS RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Exhibit index - Page 14                                             Page 1 of 16



                                         Reliastar Life Insurance Company of New York
                          (A wholly-owned subsidiary of Security Connecticut Life Insurance Company)



                                                      TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                          -------------
PART I.           FINANCIAL INFORMATION  (UNAUDITED)

   Item 1.        Financial Statements:
                     Condensed Statements of Income.........................................................    3
                     Condensed Balance Sheets...............................................................    5
                     Condensed Statements of Cash Flows.....................................................    6
                     Notes to Condensed Financial Statements................................................    7

   Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operation......    8


PART II.          OTHER INFORMATION

   Item 5.        Other Information.........................................................................   12

   Item 6.        Exhibits and Reports on Form 8-K..........................................................   12

Signature         ..........................................................................................   13


                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Person for whom the Financial Information is given:                 Reliastar Life Insurance Company of New York

Condensed Statements of  Income (Unaudited):


                                                                     For the Three                For the Three
                                                                      Months Ended                 Months Ended
                                                                     June 30, 2002                June 30, 2001
                                                               -------------------------------------------------------
                                                                                 (DOLLARS IN MILLIONS)
   REVENUES:
      Premiums                                                                  $19.1                      $13.1
      Net investment income                                                      38.4                       34.8
      Net realized capital (losses)gains                                         (2.2)                       5.3
      Contract and other charges assessed against
        policyholders                                                            23.2                       22.5
      Other income                                                                3.5                        1.5
                                                               -------------------------------------------------------
   TOTAL REVENUE                                                                 82.0                       77.2

   BENEFITS AND EXPENSES:
      Interest credited and other benefits
        to policyholders                                                         45.1                       35.9
      General expenses                                                            4.7                       16.7
      Commissions                                                                 2.3                        6.1
     Amortization:
        Deferred policy acquisition cost (DAC)                                    0.2                        1.0
        Value of business acquired (VOBA)                                        (0.5)                       6.8
        Dividends and experience refunds
          to policyholders                                                       (0.1)                      (0.9)
                                                               -------------------------------------------------------
   TOTAL BENEFITS AND EXPENSES                                                   51.7                       65.6
                                                               -------------------------------------------------------
   Income before income taxes                                                    30.3                       11.6
   Income taxes                                                                  10.6                        6.0
                                                               -------------------------------------------------------

   Net income                                                                   $19.7                       $5.6
                                                               =======================================================


See notes to condensed financial statements.

 Person for whom the Financial Information is given:                Reliastar Life Insurance Company of New York

   Condensed Statements of Income (Unaudited):

                                                                       For the Six                  For the Six
                                                                      Months Ended                 Months Ended
                                                                     June 30, 2002                June 30, 2001
                                                               -------------------------------------------------------
                                                                                 (DOLLARS IN MILLIONS)
   REVENUES:
      Premiums                                                                  $33.4                      $26.0
      Net investment income                                                      67.2                       73.3
      Net realized capital (losses) gains                                        (8.1)                       7.1
      Contract and other charges assessed
        against policyholders                                                    47.1                       44.2
      Other income                                                                5.5                        4.6
                                                               -------------------------------------------------------
   TOTAL REVENUE                                                                145.1                      155.2

   BENEFITS AND EXPENSES:
      Interest credited and other benefits
        to policyholders                                                         84.0                       78.6
      General expenses                                                           19.2                       35.7
      Commissions                                                                 3.3                        5.5
      Deferred policy acquisition cost (DAC)                                      1.5                        1.5
      Value of  business acquired (VOBA)                                          7.3                       14.4
      Dividends and experience refunds
        to policyholders                                                          1.2                        0.4
                                                               -------------------------------------------------------
   TOTAL BENEFITS AND EXPENSES                                                  116.5                      136.1
                                                               -------------------------------------------------------
   Income before income taxes                                                    28.6                       19.1
   Income taxes                                                                   9.8                       10.6
                                                               -------------------------------------------------------

   Net income                                                                   $18.8                       $8.5
                                                               =======================================================


See notes to condensed financial statements.

Person for whom the Financial Information is given:                        Reliastar Life Insurance Company of New York

Condensed Balance Sheets:
                                                                                  June 30, 2002
                                                                                   (Unaudited )          December 31, 2001
------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                    (DOLLARS IN MILLIONS,)
INVESTMENTS:
  Fixed maturities, available for sale, at fair value
    (cost: 2002 - $1,577.6; 2001 - $1,455.4)                                            $1,638.6                $1,500.1
  Equity securities, available for sale, at fair value
   (cost: 2002 - $4.4;  2001 - $3.6)                                                         4.5                     3.5
  Mortgage loans on real estate                                                            258.3                   265.5
  Real estate                                                                                  -                     0.3
  Policy loans                                                                              85.1                    85.0
  Other investments                                                                          8.5                     6.5
  Short-term investments                                                                   107.2                    20.5
                                                                              ------------------------------------------------
TOTAL INVESTMENTS                                                                        2,102.2                 1,881.4
                                                                              ------------------------------------------------

Cash and cash equivalents                                                                  (1.7)                  (17.5)
Accounts and notes receivable                                                               31.3                     7.7
Reinsurance receivable                                                                      56.3                    51.6
Deferred policy acquistion cost (DPAC)                                                      50.3                    26.0
Value of  business acquired (VOBA)                                                          65.2                    64.7
Due from  affililates                                                                          -                    47.1
Other assets                                                                                 2.4                     3.5
Accrued investment income                                                                   22.4                    21.9
Goodwill (Net of accumulated amortization: 2002 and 2001 $31.3)                            864.9                   864.9
Income taxes                                                                                19.1                    46.7
Separate account assets                                                                    451.5                   489.9
                                                                              ------------------------------------------------
TOTAL ASSETS                                                                            $3,663.9                $3,487.9
                                                                              ================================================

LIABILITIES AND STOCKHOLDERS EQUITY
LIABILITIES:
    Contractholder funds                                                                $1,566.3                $1,550.5
    Future policy benefits and claims reserves                                              43.0                    40.7
    Other policyholder funds                                                                20.4                    18.2
    Due to affiliates                                                                        0.9                       -
    Borrowed money                                                                         177.6                    90.5
    Other liabilities                                                                      135.3                    87.9
    Separate account liabilities                                                           449.1                   487.4
                                                                              ------------------------------------------------
TOTAL LIABILITIES                                                                        2,392.6                 2,275.2

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock                                                                               2.8                     2.8
  Additional paid-in capital                                                             1,222.6                 1,194.6
  Accumulated other comprehensive income                                                    22.1                     6.5
  Retained earnings                                                                         23.8                     8.8
                                                                              ------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                               1,271.3                 1,212.7
                                                                              ------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                              $3,663.9                $3,487.9
                                                                              ================================================

See notes to condensed financial statements.

Person for whom the Financial Information is given:                 Reliastar Life Insurance Company of New York

Condensed Statements of Cash Flows (Unaudited):

                                                                                   For the Six          For the Six
                                                                                  Months Ended         Months Ended
                                                                                 June 30, 2002         June 30, 2001
                                                                            -------------------------------------------------
                                                                                           (DOLLARS IN MILLIONS)

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   112.3                    27.1
                                                                            -------------------------------------------------
INVESTING ACTIVITIES
   Proceeds from the sale of:
     Fixed maturities - available for sale                                                  856.8                   604.0
     Equity securities                                                                       (1.3)                    0.8
   Investment maturities and collections of:
     Fixed maturities - available for sale                                                   17.5                    58.0
     Mortgage loans on real estate                                                            7.2                     6.2
   Acquisition of investments:
     Fixed maturities - available for sale                                                 (980.1)                 (707.3)
     Other Investments - net                                                                 (2.2)                   (1.6)
     Short-term investments - net                                                           (86.6)                  (17.9)
                                                                            -------------------------------------------------
Net cash used in investing activities                                                      (188.7)                  (57.8)

FINANCING ACTIVITIES
Deposits to insurance contracts                                                              75.2                    75.2
Maturities and withdrawals from insurance contracts                                         (68.7)                  (87.2)
Increase in borrowed money                                                                   87.1                    93.5
Cash acquired in acquisition of First Golden                                                  5.8                     -
Dividends to shareholders                                                                    (7.2)                   (3.0)
                                                                            -------------------------------------------------

Net cash provided by financing activities                                                    92.2                    78.5

Net increase in cash and cash equivalents                                                    15.8                    47.8

Cash and cash equivalents at beginning of period                                            (17.5)                   (2.1)
                                                                            -------------------------------------------------

Cash and cash equivalents at end of period                                                  $(1.7)                  $45.7
                                                                            =================================================


See notes to condensed financial statements.

RELIASTAR LIFE OF NEW YORK
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in the Condensed Notes to Financial Statements. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

These financial statements should be read in conjunction with the financial statements and related footnotes included in the Reliastar Life Insurance Company of New York's ("The Company" or RLNY) annual report on Form S-1 for the year ended December 31, 2001.

CONSOLIDATION
As of April 1, 2002, First Golden American Life Insurance Company of New York ("First Golden"), an affiliated entity, was acquired by Reliastar Life who contributed First Golden to Reliastar Life Insurance Company of New York. First Golden was dissolved into RLNY on April 1, 2002. First Golden's results of operations are included for the six months ended June 30, 2002. The 2001 results of operations for First Golden are not material.

STATUTORY
Net income for RLNY as determined in accordance with statutory accounting practices was $ 9.8 million and $14.4 million for the six months ended June 30, 2002 and 2001, respectively. Total statutory capital and surplus was $ 246.8 million at June 30, 2002 and $249.6 million at December 31, 2001.

RECLASSIFICATION
Certain reclassifications have been made to the 2001 information to conform to the 2002 financial statement presentation.

NOTE 2 -- NEW ACCOUNTING STANDARD:

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 142, Accounting for Goodwill and Intangible Assets effective for fiscal years beginning after December 15, 2001. Under the new statement, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the new statement. Other intangible assets continue to be amortized over their useful lives.

The Company adopted the new statement effective January 1, 2002. Application of the nonamortization provisions of the new statement resulted in an increase in net income of $ 5.6 million and $ 11.3 million for the three and six months ended June 30, 2002, respectively. The Company performed the first of the required impairment tests for goodwill as of January 1, 2002. The results indicate that an impairment of goodwill exist. The required steps for measuring the amount of any impairment will be completed and the resulting impairment loss will be recorded as a change in accounting principle prior to December 31, 2002. The impairment loss recorded will be the difference between the carrying amount and the estimated fair value of goodwill.

RELIASTAR LIFE OF NEW YORK
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- NEW ACCOUNTING STANDARD (CONTINUED):

Had the Company been accounting for its goodwill under FAS 142 for all periods presented, the Company's net income for the three and six months ended June 30, 2001 would have been as follows:

                                                   Three months ended         Six months ended
     (Millions)                                      June 30, 2001               June 30, 2001
     -----------------------------------------------------------------------------------------------
       Reported net income                              $   5.6                   $   8.5
       Add back goodwill amortization                       5.6                      11.3
                                                 ---------------------------------------------------
       Adjusted net income                               $ 11.2                    $ 19.8
     ===============================================================================================

NOTE 3 - COMPREHENSIVE INCOME

The year to date comprehensive income as of June 30, 2002 and June 30, 2001, was $22.1 million and $17.2 million, respectively. Comprehensive income for second quarter 2002 and 2001 was $14.7 million and $(4.7) million, respectively.

NOTE 4 -- MERGER OF FIRST GOLDEN INTO THE COMPANY

On April 1, 2002, ReliaStar Life Insurance Company ("ReliaStar") acquired First Golden, an affiliated entity for a purchase price consideration of $27.7 million in cash and $.2 million in receivables. The purchase price consideration was based on First Golden's statutory-basis book value. ReliaStar Life contributed First Golden to Security-Conneticut Life Insurance Company (Security-Connecticut), a wholly owned subsidiary of ReliaStar Life. Security-Connecticut contributed First Golden to RLNY and First Golden was dissolved into RLNY. The contribution of First Golden to RLNY was recorded as an increase to stockholder's equity of $31.4 million. Approval for the transcation was obtained from the Insurance Departments of the States of New York and Delaware.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze the Reliastar Life Insurance Company of New York's ("RLNY") condensed results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources has also been provided. This analysis should be read jointly with the condensed financial statements, the related notes, and the Cautionary Statement Regarding Forward-Looking Statements, which appear elsewhere in this report.

RLNY is a wholly owned subsidiary of Security-Connecticut Life, a Minnesota domiciled insurance company. ReliaStar Life is a wholly owned subsidiary of ReliaStar Financial Corp. ("ReliaStar"), a holding and management company domiciled in Delaware. ING America Insurance Holdings Inc. ("ING AIH") wholly owns ReliaStar. ReliaStar's ultimate parent is ING Groep, N.V. (ING), a global financial services company based in Amsterdam, Netherlands. ING acquired ReliaStar on September 1, 2000.

CRITICAL ACCOUNTING POLICIES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. There have been no material changes to that information during the second quarter of 2002.

RELIASTAR LIFE OF NEW YORK

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net income for the six months ended June 30, 2002 compared to June 30, 2001 increased $10.3 million as a result of premium growth and reduced expenses partially offest by decreased net investment income and capital losses.

Net income for the three months ended June 30, 2002 compared to June 30, 2001 increased $14.1 million as a result of premium growth and expense improvement partially offset by an increase in captital losses.

PREMIUMS. New sales increased by 10% for the six months ended June 30, 2002 from June 30, 2001. In addition, First Golden is contributing $2.1 million to RLNY's June 30, 2002 premium results compared to $0 in 2001. Premiums for the three month period ending June 30, 2002 compared to June 30, 2001 also improved significantly.


For the Company's contracts, approximately 67% of the premiums collected are not reported as revenues, but as deposits to insurance liabilities. The remaining contracts are traditional life, group and annuity premiums. Life insurance premiums and immediate annuity premiums are recognized as premium revenue when due. Group insurance premiums are recognized as premium revenue over the period to which the premiums relate.


EXPENSES. The Company reported total insurance benefits and expenses of $116.5 million for the six months ended June 30, 2002, and $136.1 million for the six months ended June 30, 2001. Insurance benefits and expenses consist of benefits to policyholders, reinsurance recoveries, increase in liabilities for future policy and contract benefits, net transfers to separate accounts, sales and operating expenses, and amortization of goodwill and present value of future profits. Insurance benefits and expenses decreased $19.6 million in 2002 primarily as a result of the nonamortization provision of goodwill for FASB 142 in the amount of $11.3 million. Service charge allocations decreased in 2002 by $4.0 million due to streamlining operations and eliminating duplication of services.

The amortization of VOBA decreased $5.3 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 as a result of realized losses in 2002.

Benefits and expenses for the three month period ending June 30, 2002 compared to 2001 included similar improvements due to goodwill nonamortization, reduced VOBA amortization and operating expenses.


FINANCIAL CONDITION
-------------------

INVESTMENTS

RATINGS. Currently, the Company's ratings are A+ by A.M. Best Company, AA+ by Fitch, Inc., and AA+ by Standard & Poor's Rating Services ("Standard & Poor's").

INVESTMENTS. The Company's assets are invested in accordance with applicable laws. These laws govern the nature and the quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment. In general, these laws permit investments, within specified limits subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds, preferred or common stocks, real estate mortgages, real estate, and certain other investments.

RELIASTAR LIFE OF NEW YORK

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

FINANCIAL CONDITION (CONTINUED).

The Company purchases investments in accordance with investment guidelines that take into account investment quality, liquidity, and diversification and invests primarily in investment grade securities. All of the Company's assets except for variable separate account assets are available to meet its obligations under the contracts. All of the Company's investments are carried at fair value (or amortized cost which approximate fair value) in the Company's financial statements.

FIXED MATURITIES: At June 30, 2002, the Company had fixed maturities with an amortized cost of $1,577.6 million and an estimated fair value of $1,638.6 million. The Company classifies 100% of its securities as available for sale. Net unrealized appreciation on fixed maturities of $61.0 million was comprised of gross appreciation of $72.7 million and gross depreciation $11.7 million.

The individual securities in the Company's fixed maturities portfolio (at amortized cost) at June 30, 2002 include investment grade securities, which include securities issued by the U. S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's ($932.7 millions or 59.1%), that are rated BBB+ to BBB- by Standard & Poor's ($306.9 million or 19.0%), and securities issued by corporations that are rated BB+ to B- by Standard & Poor's ($79.2 million or 5.0%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1 ($119.3 million or 8.8%). The remaining classes of bonds were $139.5 million or 8.5% of the total bond portfolio.

Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The Company estimates the fair value of its below investment grade portfolio was $107.1 million, or 6.5% of the overall investment portfolio's fair value, at June 30, 2002. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in such securities to exceed 10% of its investment portfolio. At June 30, 2002, the yield at amortized cost on the Company's below investment grade portfolio was 9.2% compared to 7.3% for the Company's investment grade corporate bond portfolio.

Below investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below investment grade securities than with other corporate debt securities. Below investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as a recession or increasing interest rates, than are issuers of investment grade securities. The Company attempts to reduce the overall risk in its below investment grade portfolio, as in all of its investments, through careful credit analysis, strict investment policy guidelines, and diversification by company and by industry.

The Company analyzes its investment portfolio, including below investment grade securities, at least quarterly in order to determine if the Company's ability to realize the carrying value on any investment has been impaired. For debt securities, if impairment in value is determined to be other than temporary (i.e., if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the new cost basis. The amount of the write-down is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the Company's net income in future periods. As of June 30, 2002, RLNY experienced $2.9 million of impairments in its bond portfolio.

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

Year to date 2002, fixed maturities designated as available for sale with a combined amortized cost of $2.8 billion were sold, called, or repaid by their issuers. In total, net pre-tax losses from the sales, calls and repayments of fixed maturities amounted to $8.8 million year to date 2002.

OTHER ASSETS. Deferred policy acquisition costs ("DPAC") were $50.3 million as of June 30, 2002, and $26.0 million as of December 31, 2001. The 2002 year to date balance increased over the 2001 year end by 93%. The increase is due to the merger of First Golden ($4.2 million) and $16.4 million of captialized expenses.

Short-term investments increased by approximately $86.7 million due to the timing of permanent investment purchases. The short term investments are used until such longer duration investments are purchased.

Amounts due (to) from affiliates were $(0.9) million during the first six months of 2002 and $47.1 million at December 31, 2001. This is mainly due to the cash settlement of an intercompany receivable totaling $47.6 million.

SEPARATE ACCOUNT LIABILITIES. At June 30, 2002, the Company had $449.1 million of separate account liabilities. This compares with $487.4 million as of December 31, 2001. Separate account liabilities have decreased because the market value of the investments have decreased as a result of losses in the stock market.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

Any forward-looking statement contained herein or in any other oral or written statement by the Companies or any of their officers, directors, or employees is qualified by the fact that actual results of the Companies may differ materially from such statement, among other risks and uncertainties inherent in the Companies' business, due to the following important factors:

1. Prevailing interest rate levels and stock market performance, which may affect the ability of the Companies to sell their products, the market value and liquidity of the Companies' investments, fee revenue, and the lapse rate of the Companies' policies, notwithstanding product design features intended to enhance persistency of the Companies' products.

2. Changes in the federal income tax laws and regulations, which may affect the tax status of the Companies' products.

3. Changes in the regulation of financial services, including bank sales and underwriting of insurance products, which may affect the competitive environment for the Companies' products.

4.   Increasing competition in the sale of the Companies' products.

5. Other factors that could affect the performance of the Companies, including, but not limited to, market conduct claims, litigation, insurance industry insolvencies, availability of competitive reinsurance on new business, investment performance of the underlying portfolios of the variable products, variable product design, and sales volume by significant sellers of the Companies' variable products.

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK


PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

PRODUCTS

The Companies offer a portfolio of variable and fixed insurance products designed to meet customer needs for tax-advantaged saving for retirement and protection from death. The Companies believe longer life expectancies, an aging population, and growing concern over the stability and availability of the Social Security system have made retirement planning a priority for many Americans. The target market for all products is consumers and corporations throughout the United States.

Variable and fixed insurance products currently offered by the Companies include three variable annuity products and two fixed annuity products. During the year 2002, First Golden began selling two fixed insurance products, FGA New York Flex and FGA New York Multi Year Guarantee Annuity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

A list of exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

(b) Reports on Form 8-K
None

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:   August 12, 2002             RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK





                                    By/s/    Chris D. Schreier
                                          --------------------------------------
                                    Chris D. Schreier
                                    Chief Financial Officer and Director
                                    (Principal Financial Officer)


                                    By/s/    Cheryl Price
                                          --------------------------------------
                                    Cheryl Price
                                    Chief Accounting Officer
                                    (Principal Accounting Officer)



                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six months ended June 30, 2002
                                            RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK


                                                                                                                    Page Number
                                                                                                                    -----------
EXHIBITS.

1.         Underwriting Agreement Between ReliaStar Life Insurance
           Company of New York and Directed Services, Inc..............................................                 ______

3.  (a)    Articles of Incorporation of ReliaStar Life Insurance Company of New York...................                 ______

    (b)    By-laws of ReliaStar Life Insurance Company of New York.....................................                 ______

    (c)    Resolution of Board of Directors for Powers of Attorney.....................................                 ______

4.  (a)    Individual Deferred Combination Variable and Fixed Annuity Contract.........................                 ______

    (b)    Deferred Combination Variable and Fixed Annuity Group Master Contract.......................                 ______

    (c)    Individual Retirement Annuity Rider Page....................................................                 ______

    (d)    Schedule Page to the DVA Plus NY Contract featuring The Galaxy VIP Fund.....................                 ______

    (e)    Section 72 Rider............................................................................                 ______

    (f)    Change of Name Endorsement..................................................................                 ______

    (g)    Deferred Combination Variable and Fixed Annuity Certificate (Group).........................                 ______

    (h)    Section 72 Rider (Group)....................................................................                 ______

    (i)    Individual Retirement Annuity Rider (Group).................................................                 ______

    (j)    Simple Individual Retirement Annuity Rider (Group)..........................................                 ______

    (k)    403(b) Rider (Group)........................................................................                 ______

    (l)    Roth Individual Retirement Annuity Rider (Group)............................................                 ______

    (m)    Deferred Combination Variable and Fixed Annuity Contract (Individual).......................                 ______

    (n)    Section 72 Rider (Individual)...............................................................                 ______

    (o)    Individual Retirement Annuity Rider (Individual)............................................                 ______

    (p)    Simple Individual Retirement Annuity Rider (Individual).....................................                 ______


                                                                 14


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six months ended June 30, 2002
                                            RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK


                                                                                                                    Page Number
                                                                                                                    -----------

    (q)    403(b) Rider (Individual)...................................................................                 ______

    (r)    Roth Individual Retirement Annuity Rider (Individual).......................................                 ______

    (s)    Individual Deferred Combination Variable and Fixed Annuity Application (Old)................                 ______

    (t)    Individual Deferred Combination Variable and Fixed Annuity Application (PE).................                 ______

    (u)    Individual Deferred Combination Variable and Fixed Annuity Application (New)................                 ______

    (v)    Enrollment Form.............................................................................                 ______

5.         Opinion and Consent of Linda E. Senker, Esquire.............................................                 ______

10. (a)    Form of Services Agreement between Directed Services, Inc
           and ReliaStar Life Insurance Company of New York............................................                 ______

    (b)    Form of Administrative Services Agreement between ReliaStar Life Insurance
           Company of New York and Golden American Life Insurance Company..............................                 ______

    (c)    Form of Administrative Services Agreement between ReliaStar Life Insurance
           Company of New York and Equitable Life Insurance Company of Iowa............................                 ______

    (d)    Form of Custodial Agreement between Registrant and The Bank  of New York....................                 ______

    (e)    Form of Participation Agreement between ReliaStar Life Insurance
           Company of New York and the Travelers Series Fund Inc.......................................                 ______

    (f)    Form of Participation Agreement between ReliaStar Life Insurance
           Company of New York and the Greenwich Street Series.........................................                 ______

    (g)    Form of Participation Agreement between ReliaStar Life Insurance
           Company of New York and the Smith Barney Concert Allocation Series Inc......................                 ______

    (h)    Form of Participation Agreement between ReliaStar Life Insurance
           Company of New York and PIMCO Variable Insurance Trust......................................                 ______

    (i)    Form of Asset Management Agreement between ReliaStar Life
           Insurance Company of New York and ING Investment Management LLC.............................                 ______

    (j)    Form of Participation Agreement between ReliaStar Life Insurance
           Company of New York and The Galaxy VIP Fund.................................................                 ______


                                                                 15


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six months ended June 30, 2002
                                            RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK


                                                                                                                    Page Number
                                                                                                                    -----------


    (k)    Form of Participation Agreement between ReliaStar Life Insurance
           Company of New York and the ING Variable Insurance Trust....................................                 ______

    (l)    Form of Participation Agreement between ReliaStar Life Insurance
           Company of New York and ING Variable Products Trust.........................................                 ______

    (m)    Form of Participation Agreement between ReliaStar Life Insurance
           Company of New York and the Prudential Series Fund, Inc.....................................                 ______

    (n)    Form of Amended Schedule Page to the Participation Agreement
           between ReliaStar Life Insurance Company of New York and  Prudential Series Fund, Inc.......                 ______

    (o)    Form of Participation Agreement between ReliaStar Life
           Insurance Company of New York and ProFund Advisors LLC......................................                 ______

    (p)    Form of Reinsurance Agreement ReliaStar Life Insurance Company
           of New York and London Life Reinsurance Company of Pennsylvania.............................                 ______

23. (a)    Consent of Ernst & Young LLP, Independent Auditors..........................................                 ______

    (b)    Consent of Deloitte & Touche LLP, Independent Auditors......................................                 ______

    (c)    Consent of Linda E. Senker, Esquire incorporated in Item 5 of
           this Part II, together with the Opinion of Linda E. Senker..................................                 ______

24.        Powers of Attorney..........................................................................                 ______


                                                                 16