Form 10-Q
period 2002-09-30
RELIASTAR LIFE INSURANCE CO OF NEW YORK
filed 2002-11-14
CIK 1163710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              September 30, 2002
                                           -------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
250,000 shares of Common Stock as of November 14, 2002, all of which were directly owened by Security-Connecticut Life Insurance Company


NOTE: WHEREAS RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).



                                            RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                             (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)

                                            Form 10Q for period ended September 30, 2002


                                                                INDEX

                                                                                                                   PAGE
                                                                                                                ----------
PART I.              FINANCIAL INFORMATION  (Unaudited)
   Item 1.           Financial Statements:
                        Condensed Statements of Income......................................................         3
                        Condensed Balance Sheets............................................................         4
                        Condensed Statements of Changes in Shareholder's Equity.............................         5
                        Condensed Statements of Cash Flows..................................................         6
                        Notes to Condensed Financial Statements.............................................         7

   Item 2.           Management's Narrative Analysis of the Results of Operations and
                      Financial Condition...................................................................        10

   Item 4.           Controls and Procedures

PART II.             OTHER INFORMATION

   Item 1.           Legal Proceedings......................................................................        15

   Item 6.           Exhibits and Reports on Form 8-K.......................................................        15

Signatures           .......................................................................................        16

Index                .......................................................................................        17

Certifications       .......................................................................................        20











PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                            RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                             (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)

                                                   CONDENSED STATEMENTS OF INCOME
                                                             (Unaudited)
                                                             (Millions)

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,
                                                            -------------------------------     --------------------------------

                                                                   2002              2001              2002              2001
                                                            --------------    -------------     --------------    --------------
Revenue:
   Premiums                                                   $    16.7          $   13.1         $    51.2            $ 33.3
   Fee income                                                      28.1              28.4              80.7              83.0
   Net investment income                                           34.1              32.8             101.3             106.0
   Net realized capital gains (losses)                              5.8               3.8              (2.3)             11.0
                                                            --------------    -------------     --------------    --------------
            Total revenue                                          84.7              78.1             230.9             233.3

Benefits and expenses:
   Benefits:
       Interest credited and other benefits to
         Policyholders                                             50.3              52.3             135.4             130.9
   Underwriting, acquisition, and insurance expenses:
       Operating expense                                            6.3               7.1              28.9              37.0
   Amortization:
       Deferred policy acquisition costs and
          value of business acquired                                9.0              12.0              17.8              27.9
       Goodwill                                                     -                 5.6               -                16.9
   Other:
       Dividends and experience refunds to
         Policyholders                                              0.1              (2.8)              1.3              (2.4)
                                                            --------------    -------------     --------------    --------------
            Total benefits and expenses                            65.7              74.2             183.4             210.3
                                                            --------------    -------------     --------------    --------------
Income before income taxes                                         19.0               3.9              47.5              23.0

   Income tax expense                                               6.9               3.3              16.7              14.0
                                                            --------------    -------------     --------------    --------------
Net income                                                    $    12.1         $     0.6         $    30.8               9.0
                                                            ==============    =============     ==============    ==============



See Notes to Condensed Financial Statements.


ITEM 1.    FINANCIAL STATEMENTS (CONTINUED)

                                            RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                             (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)

                                                      CONDENSED BALANCE SHEETS
                                                             (Millions)

                                                                         September 30,       December 31,
                                                                             2002                2001
                                                                       ----------------    ----------------
Assets                                                                    (Unaudited)
------
Investments:
  Fixed maturities, available for sale, at fair value
   (amortized cost of $1,492.6 and  $1,455.4 at 2001)                       $1,561.8            $1,486.2
Equity securities, at fair value (cost of $6.9 at 2002 and $6.1 at 2001)         7.0                 6.0
Mortgage loans on real estate                                                  255.0               265.5
Policy loans                                                                    85.4                85.0
Short-term investments                                                          16.3                 5.4
Other investments                                                               10.3                 6.8
Securities pledged to creditors (cost of $72.4 at 2002 and $40.1 at 2001)       73.5                13.9
                                                                       ----------------    ----------------
             Total investments                                               2,009.3             1,868.8

Short term investments under securities loan agreement                          75.8                15.1
Accounts and notes receivable                                                   19.6                 7.7
Accrued investment income                                                       21.1                21.9
Due from  affiliates                                                             1.5                47.1
Reinsurance recoverable                                                         53.0                51.6
Deferred policy acquisition costs                                               36.0                26.0
Value of  business acquired                                                     76.8                64.7
Goodwill (net of accumulated amortization of ($31.3 in 2002 and 2001)          864.9               864.9
Deferred income taxes                                                           23.3                46.5
Other assets                                                                     2.2                 3.7
Separate accounts assets                                                       430.1               487.4
                                                                       ----------------    ----------------

              Total assets                                                  $3,613.6            $3,505.4
                                                                       ----------------    ----------------

Liabilities and Shareholder's Equity
------------------------------------
Liabilities:
   Future policy benefits and claims reserves                               $1,575.7            $1,550.5
   Unearned premiums                                                             1.3                 0.9
   Other policy claims and benefits                                             40.0                40.7
   Other  policyholder funds                                                    22.6                17.3
                                                                       ----------------    ----------------
Total insurance reserves liability                                           1,639.6             1,609.4

Payables under securities loan agreement                                        75.8                15.1
Current income taxes                                                             5.7                   -
Cash overdraft                                                                   0.3                17.5
Other borrowed money                                                            70.1                75.4
Other liabilities                                                              106.1                87.9
Separate accounts liabilities                                                  430.1               487.4
                                                                       ----------------    ----------------
              Total liabilities                                              2,327.7             2,292.7

Shareholder's equity:
   Common stock                                                                  2.8                 2.8
   Additional paid-in capital                                                1,222.3             1,194.6
   Accumulated other comprehensive income                                       28.2                 6.5
   Retained earnings                                                            32.6                 8.8
                                                                       ----------------    ----------------
              Total shareholder's equity                                     1,285.9             1,212.7
                                                                       ----------------    ----------------

              Total liabilities and shareholder's equity                   $ 3,613.6           $ 3,505.4
                                                                       ================    ================

See Notes to Condensed Financial Statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                                            RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                             (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)

                                       CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                                             (Unaudited)
                                                             (Millions)


                                                                 Three Months Ended                    Nine Months Ended
                                                                     September 30,                       September 30,
                                                            -------------------------------     --------------------------------

                                                                  2002              2001              2002              2001
                                                            --------------    --------------     --------------    --------------

Shareholder's equity, beginning of period                     $ 1,271.3          $  1,216.0         $  1,212.7       $ 1,207.8
Comprehensive income:
   Net income                                                      12.1                 0.6               30.8             9.0
   Other comprehensive income net of tax:
      Unrealized gain  on securities
      (2002 - $32.9 and 2001- $27.5 pretax year to date)            6.1                10.1               21.8            17.9
                                                            --------------    --------------     --------------    --------------
Total comprehensive income                                         18.2                10.7               52.6            26.9
                                                            --------------    --------------     --------------    --------------
Contribution of capital                                             -                     -               31.4               -
Dividend paid                                                      (3.6)               (4.0)             (10.8)          (12.0)
                                                            --------------    --------------     --------------    --------------
Shareholder's equity, end of period                           $ 1,285.9           $ 1,222.7       $    1,285.9       $ 1,222.7
                                                            ==============    ==============     ==============    ==============











See Notes to Condensed Financial Statements.


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)


                                            RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                             (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                             (Millions)

                                                                           Nine Months Ended September 30,

                                                                             2002                 2001
                                                                       -----------------    ------------------
Net cash provided by operating activities                            $        99.5        $       23.5

Cash Flows from Investing Activities:
    Proceeds from the sale of:
          Fixed maturities available for sale                              1,405.5                924.8
          Other investments                                                    0.3
    Investment maturities and collections of:
          Fixed maturities available for sale                                 28.2                 38.0
          Mortgage loans on real estate                                       18.1                281.3
    Acquisition of investments:
          Fixed maturities available for sale                             (1,467.6)              (984.3)
          Equity securities                                                   (1.1)                (0.1)
          Short-term investments                                             (71.6)                18.4
          Mortgages                                                           (7.5)              (310.5)
          Other Investments                                                  (77.1)                (0.2)
    Decrease in policy loans                                                  (0.4)                (0.9)
                                                                       -----------------    ------------------

Net cash used in investing activities                                       (173.2)               (33.5)
                                                                       -----------------    ------------------

Cash Flows from Financing Activities:
    Deposits and interest credited for investment contracts                  119.5                 98.3
    Maturities and withdrawals from insurance contracts                     (104.6)              (102.8)
    Increase in borrowed money                                                55.4                 61.0
    Contribution of First Golden                                              31.4                  -
    Dividends to shareholder                                                 (10.8)               (12.0)
                                                                       -----------------    ------------------
Net cash provided by financing activities                                     90.9                 44.5
                                                                       -----------------    ------------------

Net increase in cash and cash equivalents                                     17.2                 34.5
Cash and cash equivalents, beginning of period                               (17.5)                (2.1)
                                                                       -----------------    ------------------

Cash and cash equivalents, end of period                               $      (0.3)         $      32.4
                                                                       =================    ==================




See Notes to Condensed Financial Statements.


NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.   BASIS OF PRESENTATION

     ReliaStar Life Insurance Company of New York ("RLNY" or "the Company") is a wholly- owned subsidiary of Security-Connecticut Life Insurance Company ("Security-Connecticut") a Minnesota domiciled insurance company, which provides financial products and services in the United States. Security-Connecticut is a wholly-owned subsidiary of ReliaStar Life Insurance Company ("ReliaStar Life"). ReliaStar Life is a wholly-owned subsidiary of ReliaStar Financial Corp. ("ReliaStar"), a holding and management company domiciled in Delaware. ReliaStar's ultimate parent is ING Groep, N.V. ("ING"), a global financial services company based in The Netherlands.

     On April 1, 2002, ReliaStar Life acquired First Golden American Life Insurance Company of New York ("First Golden"), an affiliated entity for a purchase price of $27.7 million in cash and $0.2 million in receivables. The purchase price was based on First Golden's statutory-basis book value. ReliaStar Life contributed First Golden to Security-Connecticut. Security-Connecticut contributed First Golden to RLNY and First Golden was dissolved into RLNY. The contribution of First Golden to RLNY was recorded as an increase to stockholder's equity of $31.4 million. Approval for the merger was obtained from the Insurance Departments of the States of New York and Delaware.

     These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. These interim condensed financial statements necessarily rely on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to 2001 financial information to conform to the 2002 presentation.

     The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2001 as presented on the Form S-1 filed by the Company on April 1, 2002. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but that is not required for interim reporting purposes, has been condensed or omitted.

     Operating results for nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The Company conducts its business through one operating segment and all revenue reported by the Company is derived from external customers.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

2.   NEW ACCOUNTING STANDARDS

     ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Accounting for Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statement. Other intangible assets will continue to be amortized over their estimated useful lives.

     The Company adopted the new statement effective January 1, 2002. Application of the nonamortization provisions of the new statement resulted in an increase in net income of $5.6 million and $16.8 million for the three months and nine months ended September 30, 2002, respectively. The Company performed the first of the required impairment tests for goodwill as of January 1, 2002. The results indicate an impairment of goodwill exists. The required steps for measuring the amount of the impairment will be completed and the resulting impairment loss will be recorded as a change in accounting principle prior to December 31, 2002. The impairment loss recorded will be the difference between the carrying amount and the estimated fair value of goodwill.

     Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company's net income for the three months and nine months ended September 30, 2001 would have been as follows:

                                       Three months ended    Nine months ended
     (Millions)                        September 30, 2001   September 30, 2001

     --------------------------------------------------------------------------
     Reported net income                 $   0.6             $     9.0
     Add back goodwill amortization          5.6                  16.9
     --------------------------------------------------------------------------
     Adjusted net income                 $   6.2              $   25.9
     ==========================================================================


3.   DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED


     Deferred Policy Acquisition Costs ("DAC") is an asset, which represents certain costs of acquiring certain insurance business, which are deferred and amortized. These costs, all of which vary with and are primarily related to the production of new and renewal business, consist principally of commissions, certain underwriting and contract issuance expenses, and certain agency expenses. Value of Business Acquired ("VOBA") is an asset, which represents the present value of estimated net cash flows embedded in the Company's contracts, which existed at the time the Company was acquired by ING. DAC and VOBA are evaluated for recoverability at each balance sheet date and these assets would be reduced to the extent that gross profits are inadequate to recover the asset.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


3. DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED (CONTINUED)

     The amortization methodology varies by product type based upon two accounting standards: Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS 60") and Statement of Financial Accounting Standards No. 97, "Accounting by Insurance Companies for Certain Long-Duration Contracts & Realized Gains & Losses on Investment Sales" ("SFAS 97").

     Under SFAS 60, acquisition costs for traditional life insurance products, which primarily include whole life and term life insurance contracts, are amortized over the premium payment period in proportion to the premium revenue recognition.

     Under SFAS 97, acquisition costs for investment-type products, which include universal life policies and fixed and variable deferred annuities, are amortized over the lives of the policies (up to 30 years) in relation to the emergence of estimated gross profits from surrender charges; investment, mortality net of reinsurance ceded and expense margins; and actual realized gain (loss) on investments. Amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

     Each period, company management reviews the assumptions affecting the amortization calculation related to the DAC and VOBA assets. During the third quarter of 2002, the Company revised certain of its future assumptions to reflect the recent equity market and interest rate environment. The effect of these changes in assumptions on the results of the Company was not material.


4.   INVESTMENTS

     IMPAIRMENTS

     During the first nine months of 2002, the Company  determined that fourteen
     (14) fixed maturities had other than temporary impairments. As a result, for the nine months ended September 30, 2002, the Company recognized a total pre-tax loss of $5.7 million to reduce the carrying value of the fixed maturities to their combined fair value of $7.8 million. During the first nine months of 2001, the Company determined that two fixed maturities had other than temporary impairments. As a result, at September 30, 2001, the Company recognized a pre-tax loss of $0.6 million to reduce the carrying value of the fixed maturities to their fair value of $0.6 million.

5.  INCOME TAXES

     The Company's effective tax rates for the nine months ended September 30, 2002 and September 30, 2001 were 35% and 61%, respectively. The Company's effective tax rates for the three months ended September 30, 2002 and September 30, 2001 were 36% and 85%, respectively. Relative to the amount of pretax income in all periods, the disallowance of goodwill amortization as a deduction principally contributed to the decrease in the effective tax rates.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following narrative analysis of the results of operations presents a review of the Company for the three month and nine month periods ended September 30, 2002 and 2001. This review should be read in conjunction with the financial statements and other data presented herein, as well as the "Management's
Discussion and Analysis of Financial Condition and Results of Operations" section contained in the Company's Form S-1 filed on April 1, 2002.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associates with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

OVERVIEW

RECENT ACCOUNTING DEVELOPMENTS

In June 2001, FASB issued SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statement. Other intangible assets will continue to be amortized over their estimated useful lives (refer to Note 2 of Notes to Condensed Financial Statements ).

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


OVERVIEW (CONTINUED)

NATURE OF BUSINESS

The Company is principally engaged in the business of providing life insurance and related financial services products. The Company provides and distributes individual life insurance and annuities; employee benefits products and services; retirement plans and life and health reinsurance. The Company operates primarily in the United States and is authorized to conduct business in all 50 states.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be affected in a materially adverse manner by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.



RESULTS OF OPERATIONS


The increase in earnings, excluding net realized capital gains (losses) and amortization of goodwill, of $4.6 million and $13.6 million, for the three and nine months ended September 30, 2002, respectively is primarily due to a decrease in amortization of deferred policy acquisition costs and value of business acquired and an increase in life premiums.

Amortization of deferred policy acquisition costs and value of business acquired decreased $3.0 million and $10.1 million for the three and nine months ended September 30, 2002, respectively. This increase is primarily due to purchase accounting adjustments made in December 2001.

Operating expenses decreased by $0.8 million and $8.1 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001, primarily due to lower allocations of corporate and service charges from the Company's parent and other affiliates who provide services to the Company.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Life premiums increased by $3.6 million and $17.9 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. Net investment income increased by $1.3 million and decreased $4.7 million for the three months and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. Interest credited and other benefits to policyholders increased by $0.9 million and $6.6 million for the three months and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The net earnings impact of premiums, investment income, and interest credited and other benefits to policyholders resulted in an increase to earnings of $4.0 million and $5.0 million for the three and nine months ended September 30, 2002, respectively, due to business growth, partially offset by lower interest rates.


The Company's annuity deposits and assets under management are as follows:

                                               Three Months Ended            Nine Months Ended
                                                  September 30,                 September 30,
                                           ---------------------------------------------------------
 (Millions) (Unaudited)                           2002          2001          2002           2001
----------------------------------------------------------------------------------------------------
Deposits
    Annuities -fixed options                  $    0.9         $  0.5     $    3.4     $      3.9
    Annuities -variable options                    0.4            0.9          1.5            4.5
----------------------------------------------------------------------------------------------------
    Total - deposits                          $    1.3         $  1.4     $    4.9     $      8.4
====================================================================================================
Annuity Assets Under Management
    Annuities - fixed options                                             $  398.7     $    443.7
    Annuities - variable options                                             144.1          192.3
----------------------------------------------------------------------------------------------------
Total - annuity assets under management                                   $  542.8     $    636.0
====================================================================================================



FINANCIAL CONDITION
INVESTMENTS

FIXED MATURITIES

At September 30, 2002 and December 31, 2001, the Company's carrying value of available for sale fixed maturities represented 77.7% and 79.5%, respectively, of the total general account invested assets. Total fixed maturities included net unrealized capital gains of $69.2 million and $44.7 million at September 30, 2002 and December 31, 2001, respectively.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ at September 30, 2002 and December 31, 2001.

Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The percentage of total fixed maturities by quality rating category is as follows:

                          September 30, 2002            December 31, 2001
--------------------------------------------------------------------------------
AAA                                44.6%                        35.6%
AA                                  5.4                          6.8
A                                  20.5                         18.0
BBB                                24.0                         31.8
BB                                  3.9                          4.4
B and below                         1.6                          3.4
--------------------------------------------------------------------------------
   Total                          100.0%                       100.0%
================================================================================


The percentage of total fixed maturities by market sector is as follows:

                                       September 30, 2002   December 31, 2001
--------------------------------------------------------------------------------
U.S. Corporate                                 54.3%                59.2%
Residential Mortgage-backed                    23.3                 20.2
Commercial/Multifamily Mortgage-backed          7.1                  7.7
Foreign (1)                                     0.2                  -
U.S. Treasuries/Agencies                        4.8                  0.4
Asset-backed                                   10.3                 12.5
--------------------------------------------------------------------------------
  Total                                       100.0%               100.0%
================================================================================

(1) Primarily U.S. dollar denominated

Below investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is greater with respect to below investment grade securities than with other corporate debt securities. Below investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company attempts to manage the overall risk in the below investment grade portfolio, as in all investments, through careful credit analysis, adherence to investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

The Company analyzes the investment portfolio, including below investment grade securities, at least quarterly in order to determine if the Company's ability to realize the carrying value on any investment has been impaired. For debt and equity securities, if impairment in value is determined to be other than temporary (i.e., if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the new cost basis. The amount of the write-down is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Company's portfolio.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities. The Company's principal sources of liquidity are life and annuity premiums and policyholder claims and product charges, investment income, maturing investments, proceeds from debt issuance, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, investment purchases, repayment of debt, as well as withdrawals and surrenders.


The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company maintains a $97.4 million reciprocal loan agreement with ING American Insurance Holding, Inc, and the Company has established a $30.0 million revolving note facility with SunTrust Bank which expires on July 30, 2003. Management believes that its sources of liquidity are adequate to meet the Company's short-term cash obligations which cannot be funded from operating sources.

The National Association of Insurance Commissioner's ("NAIC") risk-based capital requirements requires insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a Company's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that the Company has total adjusted capital above all required capital levels.


ITEM 4.  CONTROLS AND PROCEDURES

(a) Within the 90-day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

(b) There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is involved in lawsuits arising, for the most part, in the ordinary course of its business operations. In some cases the suing party may seek to represent a class of persons with similar claims, and may assert claims for substantial compensatory and punitive damages. While the outcome of these lawsuits cannot be determined at this time, after consideration of the defenses available to the Company, applicable insurance coverage and any related reserves established, these lawsuits are not currently expected to result in liability for amounts material to the financial condition of the Company.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     A list of  exhibits  included  as part of this  report  is set forth in the
     Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

     (b)  Reports on Form 8-K.

          None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                                    --------------------------------------------
                                                  (Registrant)




November 14, 2002                     By    /s/ Chris Duane Schreier
------------------                          --------------------------
     (Date)                                 Chris Duane Schreier
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                               Principal Financial Officer)



                                      By    /s/ Cheryl Price
                                            --------------------------
                                            Cheryl Price
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)



                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                Nine months ended September 30, 2002
                                            RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK


                                                                                                                    Page Number
                                                                                                                    -----------
EXHIBITS.

1.         Underwriting Agreement Between ReliaStar Life Insurance
            Company of New York and Directed Services, Inc.............................................                 ______

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

    (m)    Deferred Combination Variable and Fixed Annuity Contract (Individual).......................                 ______

    (n)    Section 72 Rider (Individual)...............................................................                 ______

    (o)    Individual Retirement Annuity Rider (Individual)............................................                 ______

    (p)    Simple Individual Retirement Annuity Rider (Individual).....................................                 ______


                                                                 17


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                Nine months ended September 30, 2002
                                            RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK


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


                                                                 18


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                Nine months ended September 30, 2002
                                            RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK


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

24.        Powers of Attorney..........................................................................                 ______


                                                                 19

                                  CERTIFICATION

I, Chris Duane Schreier, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ReliaStar Life Insurance Company of New York.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies, defenses and material weaknesses.


Date     November 14, 2002
         -----------------


By        /s// Chris Duane Schreier
          -------------------------
          Chris Duane Schreier
          Chief Financial Officer
          (Duly Authorized Officer and Principal Financial Officer)

                                  CERTIFICATION

I, James R.Gelder, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ReliaStar Life Insurance Company of New York.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies, defenses and material weaknesses.

Date     November 1, 2002


By       /s/ James R. Gelder
         -------------------
         James R. Gelder
         President
         (Duly Authorized Officer and Chief Executive Officer)