Form 10-K
period 2002-12-31
RELIASTAR LIFE INSURANCE CO OF NEW YORK
filed 2003-03-27
CIK 1163710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002
                          -----------------


Commission file number: 333-75938, 333-86352
                        --------------------



                  ReliaStar Life Insurance Company of New York
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
NEW YORK                                                 53-0242530
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)

1000 WOODBURY ROAD, SUITE 208, WOODBURY, NY                11797
--------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code  (516) 682-8700
                                                   ---------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of Act: None
Securities registered pursuant to Section 12(g) of Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. Yes [ X ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,377,863 shares of Common
Stock as of March 10, 2003 all of which were directly owned by Security-Connecticut Life Insurance Company.

NOTE: WHEREAS RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).


                                            RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                             (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)
                                                     Annual Report on Form 10-K
                                                For the Year Ended December 31, 2002


                                                          TABLE OF CONTENTS

Form 10-K
  Item No.                                                                                                      Page
-----------------                                                                                            ----------
                  PART I

   Item 1.        Business**............................................................................          3
   Item 2.        Properties** .........................................................................          6
   Item 3.        Legal Proceedings.....................................................................          7
   Item 4.        Submission of Matters to a Vote of Security Holders*  ................................          7

                  PART II

   Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters ................          7
   Item 6.        Selected Financial Data*..............................................................          7
   Item 7.        Management's Narrative Analysis of the Results of Operations and
                  Financial Condition**.................................................................          7
   Item 7A.       Quantitative and Qualitative Disclosure About Market Risk.............................         13
   Item 8.        Financial Statements and Supplementary Data...........................................         14
   Item 9.        Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure *................................................................         44

                  PART III

   Item 10.       Directors and Executive Officers of the Registrant*...................................         44
   Item 11.       Executive Compensation* ..............................................................         44
   Item 12.       Security Ownership of Certain Beneficial Owners and Management*.......................         44
   Item 13.       Certain Relationships and Related Transactions* ......................................         44
   Item 14.       Controls and Procedures............................ ..................................         44

                  PART IV

   Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K...................................................................................         45
                  Index to Financial Statement Schedules................................................         59
                  Signatures............................................................................         53

* Item omitted pursuant to General Instruction I(2) of Form 10-K
** Item prepared in accordance with General Instruction I(2) of Form 10-K


                                                        2

                                     PART I

ITEM 1.  BUSINESS

ORGANIZATION OF BUSINESS

ReliaStar Life Insurance Company of New York ("RLNY" or the "Company") is a wholly-owned subsidiary of Security-Connecticut Life Insurance Company ("Security-Connecticut") a Minnesota domiciled insurance company, which provides financial products and services in the United States. Security-Connecticut is a wholly-owned subsidiary of ReliaStar Life Insurance Company ("ReliaStar Life"). ReliaStar Life is a wholly-owned subsidiary of Lion Connecticut Holding Inc. ("Lion Connecticut"). Lion Connecticut's ultimate parent is ING Groep, N.V. ("ING"), a global financial services company based in The Netherlands.

On April 1, 2002, ReliaStar Life acquired First Golden American Life Insurance Company of New York ("First Golden"), an affiliated entity, for a purchase price of $27.7 million in cash and $0.2 million in receivables. The purchase price was based on First Golden's statutory-basis book value. ReliaStar Life contributed First Golden to Security-Connecticut at GAAP book value. Security-Connecticut contributed First Golden to RLNY and First Golden was dissolved into RLNY at GAAP book value. The contribution of First Golden to RLNY was recorded as an increase to stockholder's equity of $31.4 million which equaled First Golden's April 1, 2002 GAAP book value. Approval for the merger was obtained from the Insurance Departments of the States of New York and Delaware.

Statement of Financial Accounting Standards ("FAS") No. 141 "Business Combinations" excludes transfers of net assets or exchanges of shares between entities under common control and is therefore covered by Accounting Principles Board ("APB") Opinion No. 16 "Business Combinations." In accordance with Opinion No. 16, the statement of financial position and other financial information is presented as of the beginning of the period ended December 31, 2002, as though the assets and liabilities had been transferred at January 1, 2002 on a combined basis. Prior year information was not restated due to the immateriality of the First Golden amounts to the prior periods.

PRODUCTS AND SERVICES

Management has determined that under FAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," the Company has one operating segment, ING U.S. Financial Services ("USFS").

The Company is principally engaged in the business of providing life insurance and related financial services products. The Company provides and distributes individual life insurance and annuities, employee benefits products and services and retirement plans. The Company's strategy is to offer, principally through education-based marketing, a wide variety of products and services designed to address customers' needs for financial security, especially tax-advantaged savings for retirement and protection in the event of death.

The Company's qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403 and 457, as well as non-qualified deferred compensation plans. Annuity contracts may be deferred or immediate (payout annuities). These products also include programs offered to qualified plans and non-qualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options. In addition, the Company also offers wrapper agreements entered into with retirement plans which contain certain benefit responsive guarantees (i.e. liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. The Company also offers investment advisory services and pension plan administrative services.

INDIVIDUAL LIFE AND ANNUITY INSURANCE PRODUCTS

The Company offers a wide range of individual life insurance products, including term, universal life, second-to-die universal life, variable universal life, as well as variable annuities through a network of independent agents and financial professionals. These products are marketed to individual customers who prefer to purchase insurance and investment products from a personal financial adviser. These products target middle and upper-income families and niche markets including U.S. military personnel and small-business owners.

Variable universal life and fixed universal life insurance products represent a significant portion of the individual life insurance premium volume. Variable universal life insurance policies contain alternative investment options (generally mutual funds) and policy values which will vary based upon the investment returns of the fund(s) selected by the policyholder, while providing certain benefits associated with traditional life insurance, such as death benefits and cash values. Fixed universal life policies provide for guaranteed levels of insurance protection and minimum interest rate guarantees. Interest sensitive products provide for interest crediting rates which may be adjusted periodically, subject to minimum guaranteed rates as set forth in policyholder contracts. Adjustments are made to the crediting rates on interest sensitive products based upon a variety of factors, including investment performance, market interest rates and competitive factors. Profits recognized on interest-sensitive products are affected by mortality experience, the margin between interest rates earned on investments and interest credited to policyholders, as well as capital gains and losses on investments, persistency and expenses.

The variable annuity products offered contain alternative investment options (generally mutual funds) and policy values which will vary based upon the investment returns of the fund(s) selected by the policyholder.

Variable annuities are long-term savings vehicles in which contract owner premiums (purchase payments) are recorded and maintained in sub-accounts with a separate account established and registered with the Securities and Exchange Commission ("SEC") as a unit investment trust. Variable annuities issued by the Company are a combination of variable and fixed deferred annuity contracts under which some or all of the premiums may be allocated by the contract owner to a fixed account available under the contract.

The Company discourages premature surrenders of interest-sensitive products through contractual surrender charges and the adjustment of interest crediting rates. The policies and annuities sold contain provisions which allow the contractholder to withdraw or surrender their contracts under defined
circumstances.   These  contracts   generally  contain  provisions  which  apply
penalties or otherwise limit the ability of contractholders to make such withdrawals or surrenders. The interest rates that the Company might be required to credit under their interest-sensitive insurance products to forestall surrenders, particularly in a time of rapidly rising market interest rates, could have an adverse effect on operating income.

Individual  life  insurance  business  is subject to risks in the event that the
Company's   mortality   experience   deviates  from  the  assumptions   used  in
establishing its premium rates.

EMPLOYEE BENEFIT PRODUCTS

The Company targets the sale of employee benefits and financial services to medium and large corporate employers and affinity groups. Additionally, the Company sells individual and payroll-deduction products to employees of its corporate clients. Principal products include group and individual life insurance and non-medical group insurance products. The Company also maintains an in-force block of 401(k) retirement plan business.

Group life and disability insurance and employee benefit related services are offered by the Company. Employee benefits products are marketed through major brokerage operations and through direct sales to employers.

Group term life insurance is marketed to employer groups in the Company's target market. Premiums for these policies are based largely upon the experience of the Company, in some instances, on the experience of the particular group policyholder. The primary risks related to this line of business include deviations from expected mortality, expenses and investment income. The Company seeks to control the mortality risk through reinsurance treaties.

The Company also markets group disability income insurance. This coverage compensates employees for loss of income due to sickness or injury. The profitability of this business is affected by morbidity experience and the investment return on assets supporting the policy reserves.

The Company markets individual life insurance policies to employees at the worksite and to members of affinity groups. The products delivered to these markets include universal life insurance policies, whole life insurance policies and individual term life policies.

The Company also markets individual cancer policies to employees at the worksite as well as medical stop loss coverage to employer sponsors of self-funded employee health benefit plans.

COMPETITION

The businesses in which the Company engages in are each highly competitive. The products compete in marketplaces characterized by a large number of competitors with similar products. Competition is based largely upon the crediting rates under the policies, the credit and claims paying ratings of competing insurers, name recognition, the commission structures of competing insurers and the levels of service afforded distributors. Competing investment opportunities are also made available by mutual funds, banks and other financial intermediaries, many of which have greater resources than the Company. The products are not generally eligible for legal protection from being copied by others, and capital is the most significant barrier to entry by new competitors.

Group life insurance is a homogeneous product sold in a highly competitive market. The Company's competitors include all of the largest insurers doing business in the United States.

REGULATION

Insurance companies are subject to regulation and supervision by the jurisdictions in which they are domiciled and transact business. The Company is domiciled in New York. The laws of the state of New York establishes supervisory agencies with broad administrative and supervisory powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, filing certain premium rates, setting insurance liability and investment reserve requirements, determining the form and content of required financial statements, determining the reasonableness and adequacy of capital and surplus and prescribing the types, amounts and concentrations of investments permitted. The Company is subject to periodic examinations by the regulatory agencies, including market conduct examinations of sales practices. A number of states require insurance companies to participate in assigned risk or other pools providing insurance for people who cannot qualify in the regular markets.

The state of New York imposes  National  Association of Insurance  Commissioners
("NAIC") developed minimum risk-based capital requirements on insurance enterprises. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances and various levels of activity, based upon the nature and perceived degree of risk associated with such balances and levels of activity. Regulatory compliance is measured by a company's risk-based capital ratio, which is calculated as a company's regulatory total adjusted capital, as defined, divided by its authorized control level risk-based capital, as defined. Companies with ratios below specific trigger points are classified within certain regulatory action levels, each of which requires specified corrective action. The risk-based capital ratio of the Company exceeds the ratio at which regulatory corrective action would be required.

In addition to state insurance laws, the Company is also subject to general business and corporation laws, federal and state securities laws, the Employee Retirement Income Security Act of 1974, as amended, the Internal Revenue Code of 1986, as amended, consumer protection laws, fair credit reporting acts and other laws.

Some annuities and insurance policies issued by the Company are funded by separate accounts, the interests in which are registered under the Securities Act of 1933, as amended, and subject to review by the SEC. These laws and regulations are primarily intended to protect investors in the securities markets and generally grant supervisory agencies broad administrative power, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations.

GEOGRAPHIC DISTRIBUTION

The Company operates primarily in the United States and is authorized to conduct business in all 50 states and the District of Columbia.

ITEM 2.  PROPERTIES

The Company's home office is located at 1000 Woodbury Road, Suite 208, Woodbury, NY 11797. All Company office space is leased or subleased by the Company or its other affiliates. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to threatened or pending lawsuits arising from the normal conduct of business. Due to the climate in insurance and business litigation, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits will not have materially adverse effect on the Company's operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the Company's outstanding shares are owned by Security-Connecticut Life Insurance Company, which is a wholly-owned subsidiary of ReliaStar Life Insurance Company whose ultimate parent is ING.

ITEM 6.  SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following narrative analysis of the results of operations and financial condition presents a review of the Company for the twelve month periods ended December 31, 2002 versus 2001. This review should be read in conjunction with the financial statements and other data presented herein.

CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial  Accounting  Standards Board ("FASB") issued FAS No.
142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under FAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets are still amortized over their estimated useful lives. The Company adopted the new standard effective January 1, 2002.

As required under FAS No. 142, the Company completed the first of the required impairment tests as of January 1, 2002. Step one of the impairment test was a screen for potential impairment, while step two measured the amount of the impairment. All of the Company's operations fall under one reporting unit, USFS, due to the consolidated nature of the Company's operations. Step one of the impairment test required the Company to estimate the fair value of the reporting unit and compare the estimated fair value to its carrying value. The Company determined the estimated fair value utilizing a discounted cash flow approach and applying a discount rate equivalent to the Company's weighted average cost of capital. Fair value was determined to be less than carrying value which required the Company to complete step two of the test. In step two, the Company allocated the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit resulting in an implied fair value of goodwill of zero.

The comparison of the fair value amount allocated to goodwill and the carrying value of goodwill resulted in an impairment loss upon adoption of $865.0 million, which represents the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge is shown as a change in accounting principle on the Income Statement.

RESULTS OF OPERATIONS

Premiums for the year ended December 31, 2002, increased by $6.0 million compared to the same period in 2001. The growth of premiums is attributed to growth in the Company's life insurance products.

Fee income and other income for the year ended December 31, 2002, increased by $8.0 million compared to the same period in 2001. The increase is due to growth in life insurance products, partially offset by decreases in fee income on variable annuity assets which decreased as a result of market declines.

Net investment income for the year ended December 31, 2002, decreased by $11.5 million compared to the same period in 2001. The decrease in net investment income was due to the decrease in yield and declining interest rates, partially offset by a slight increase in assets.

Net realized capital gains (losses) for the year ended December 31, 2002, decreased by $13.3 million compared to the same period in 2001. The increase in capital losses are due to higher impairments of certain fixed maturities compared to 2001(refer to Note 2 of Notes to Financial Statements).

Interest credited and other benefits to policyholders for the year ended December 31, 2002, increased by $22.5 million compared to the same period in 2001. This increase is the result of higher future policy benefits and claim reserves.

General expenses for the year ended December 31, 2002, decreased by $15.3 million compared to the same period in 2001. This reduction is attributed to a lower allocation of corporate and service charges from the Company's parent and other affiliates who provide services to the Company.

Amortization of deferred policy acquisition costs and value of business acquired for the year ended December 31, 2002, increased by $6.1 million compared to the same period in 2001. Amortization of long-duration products is reflected in proportion to actual and estimated future gross profits. Estimated future gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality lapse, premium persistency, expenses, and asset growth. The increase in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

The cumulative effect of the change in accounting principle for the year ended December 31, 2002, was ($865.0) million. As noted in the Change in Accounting Principle section, this write down is related to FAS No. 142, which addresses the value of goodwill and other intangible assets.

Earnings, excluding goodwill amortization, change in accounting principle and net realized capital gains and losses (net of taxes), decreased by $7.1 million for the year ended December 31, 2002, as compared to the year ended December 31, 2001. The decrease in net earnings is the result of investment income decreases due to lower investment income yields.

FINANCIAL CONDITION

INVESTMENTS

FIXED MATURITIES

Total fixed maturities reflected net unrealized capital gains of $95.2 million and $61.5 million at December 31, 2002 and 2001, respectively.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ at December 31, 2002 and 2001.

Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The  percentage  of total  fixed  maturities  by quality  rating  category is as follows:
                                December 31, 2002        December 31, 2001
-------------------------------------------------------------------------------
AAA                                     44.9%                   35.6%
AA                                       4.7                     6.8
A                                       20.6                    18.0
BBB                                     23.6                    31.8
BB                                       4.2                     4.4
B and Below                              2.0                     3.4
-------------------------------------------------------------------------------
  Total                                100.0%                  100.0%
===============================================================================

The percentage of total fixed maturities by market sector is as follows:
                                December 31, 2002        December 31, 2001
-------------------------------------------------------------------------------
U.S. Corporate                          54.0%                   59.2%
Residential Mortgage-backed             23.4                    20.2
Commercial/Multifamily
  Mortgage-backed                        7.0                     7.7
Foreign (1)                              0.2                      -
U.S. Treasuries/Agencies                 6.1                     0.4
Asset-backed                             9.3                    12.5
-------------------------------------------------------------------------------
  Total                                100.0%                  100.0%
===============================================================================

(1) Primarily U.S. dollar denominated

The Company analyzes the general account investments to determine whether there has been an other than temporary decline in fair value below the amortized cost basis in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management considers the length of the time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in market value. If it is probable that all amounts due according to the contractual terms of a debt security will not be collected, an other than temporary impairment is considered to have occurred.

In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force ("EITF") Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in
Securitized Financial Assets." Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the market value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

When a decline in fair value is determined to be other than temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities. The Company's principal sources of liquidity are premiums, product charges, investment income, maturing investments, proceeds from debt issuance, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, investment purchases, repayment of debt, as well as withdrawals and surrenders.

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company maintains a $97.4 million reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), a perpetual $30 million revolving note facility with Bank of New York and a $30.0 million revolving note facility with SunTrust Bank, which expires on July 30, 2003. Management believes that these sources of liquidity are adequate to meet the Company's short-term cash obligations.

The  NAIC  risk-based  capital   requirements  require  insurance  companies  to
calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a Company's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that the Company has total adjusted capital above all required capital levels.

CRITICAL ACCOUNTING POLICIES

GENERAL

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be affected in a materially adverse manner by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability; goodwill impairment testing, investment impairment testing and amortization of deferred acquisition costs and value of business acquired. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the consolidated financial statements.

GOODWILL IMPAIRMENT TESTING

The Company tested goodwill as of January 1, 2002 for impairment using fair value calculations based on the present value of estimated future cash flows from business currently in force and business that we estimate we will add in the future. These calculations require management to make estimates on the amount of future revenues and the appropriate discount rate. The calculated fair value of goodwill and the resulting impairment loss recorded is based on these estimates, which require a significant amount of management judgment. Refer to
Note 1 of the Financial Statements for a discussion of the results of the Company's goodwill testing procedures and to Management's Narrative Analysis of the Results of Operations for the impact these procedures had on the Company's income.

INVESTMENT IMPAIRMENT TESTING

The Company reviews the general account investments for impairments by analyzing the amount and length of time amortized cost has exceeded fair value, and by making certain estimates and assumptions regarding the issuing companies' business prospects, future economic conditions and market forecasts. Based on the facts and circumstances of each case, management uses judgement in deciding whether any calculated impairments are temporary or other than temporary. For those impairments judged to be other than temporary, we reduce the carrying value of those investments to the current fair value and record impairment losses for the difference (refer to Note 2 of the Financial Statements).

AMORTIZATION OF DEFERRED ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") are amortized with interest over the life of the contracts (usually 25 years) in relation to the present value of estimated gross profits from projected interest margins, asset-based fees, policy administration and surrender charges less policy maintenance fees.

Changes in assumptions can have a significant impact on the calculation of DAC/VOBA and its related amortization patterns. Due to the relative size of DAC/VOBA balance and the sensitivity of the calculation to minor changes in the underlying assumptions and the related volatility that could result in the reported DAC/VOBA balance, the Company performs a quarterly analysis of DAC/VOBA. At each balance sheet date, actual historical gross profits are reflected and expected future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised retroactively to the date of policy or contract issuance ("unlocking"), which could be significant. The cumulative difference related to prior periods is recognized as a component of current period's amortization, along with amortization associated with the actual gross profits of the period. In general, increases in estimated returns result in increased expected future profitability and may lower the rate of amortization, while increases in lapse/surrender and mortality assumptions or decreases in returns reduce the expected future profitability of the underlying business and may increase the rate of amortization.

One of the most significant assumptions involved in the estimation of future gross profits for variable universal life and deferred annuity products is the assumed return associated with future separate account performance. To reflect the near-term and long-term volatility in the equity markets this assumption involves a combination of near-term expectations and a long-term assumption about market performance. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings.

As part of the regular analysis of DAC/VOBA, at the end of third quarter of 2002, the Company unlocked its assumptions by resetting its near-term and long-term assumptions for the separate account returns to 9% (gross before fund management fees and mortality and expense and other policy charges), reflecting a blended return of equity and other sub-accounts. This unlocking adjustment was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. For the year ended December 31, 2002, the Company recorded an acceleration of DAC/VOBA amortization totaling $1.5 million before tax, or $1.0 million, net of $0.5 million of federal income tax benefit.

FORWARD-LOOKING INFORMATION/RISK FACTORS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the SEC. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated contractholder behavior and variable separate account performance. Contractholders bear the majority of the investment risk related to variable insurance products.

The fixed account liabilities are supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available for sale. This enables the Company to respond to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking in to account interest rate and credit risk, as well as other risks. The Company's asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

Term life products for employee benefits are short term in nature, with some longer term claim reserves. Cash flow testing and additional sensitivity testing (with varying mortality, morbidity and expense levels) provides assurance that the existing assets are adequate to meet projected liability cash flows.

For universal life products, cash flow testing of higher mortality, surrender and expense levels than expected indicate that solvency is not impaired by reasonable variations in these risks. There is currently a gap between the charges that are made to the policies for cost of insurance and expenses and the guaranteed maximums, allowing some margin for adverse experience. Crediting rates are also changed regularly to reflect changes in the portfolio.

On the basis of these analyses, management believes there is currently no material solvency risk to the Company.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                         INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                         -------
Report of Independent Auditors .........................................................................   15

Financial Statements:

Income Statements for the years ended December 31, 2002 and 2001, four months
ended December 31, 2000 and eight months ended August 31, 2000..........................................   16

Balance Sheets as of December 31, 2002 and 2001.........................................................   17

Statements of Changes in Shareholder's Equity for the years ended December 31, 2002
and 2001, four months ended December 31, 2000 and eight months ended August 31, 2000....................   18

Statements of Cash Flows for the years ended December 31, 2002 and 2001, four months
ended December 31, 2000 and eights months ended August 31, 2000.........................................   19

Notes to Financial Statements...........................................................................   20









                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
ReliaStar Life Insurance Company of New York

We have audited the accompanying balance sheets of ReliaStar Life Insurance Company of New York as of December 31, 2002 and 2001 ("Successor Company"), and the related income statements, statements of changes in shareholder's equity, and statements of cash flows for the years ended December 31, 2002 and 2001, and for the period from September 1, 2000 to December 31, 2000 ("Successor
Company"), and for the period from January 1, 2000 to August 31, 2000 ("Preacquisition Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor Company's financial statements referred to above present fairly, in all material respects, the financial position of ReliaStar Life Insurance Company of New York at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, and for the period from September 1, 2000 to December 31, 2000, in conformity with accounting principles generally accepted in the United States. Further, in our opinion, the Preacquisition Company's financial statements referred to above present fairly, in all material respects, the result of its operations and its cash flows for the period from January 1, 2000 to August 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, effective September 1, 2000, ING America Insurance Holdings Inc. acquired all of the outstanding stock of ReliaStar Financial Corp., ReliaStar Life Insurance Company of New York's indirect parent and sole shareholder in a business combination accounted for as a purchase. As a result of the acquisition, the financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

As discussed in Note 1 to the financial statements, the Company changed the accounting principle for goodwill and other intangible assets effective January 1, 2002.


                                                       /s/ Ernst & Young LLP

Atlanta, Georgia
March 21, 2003


                                            RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                             (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)

                                                          INCOME STATEMENTS
                                                              (Millions)

                                                                                                                 Preacquisition
                                                                                                                ----------------
                                                                                               Four months        Eight months
                                                         Year ended         Year ended            ended               ended
                                                        December 31,       December 31,        December 31,        August 31,
                                                             2002               2001              2000                2000
                                                       ---------------    --------------    ----------------    ----------------
Revenues:
   Premiums                                                  $66.2             $60.2             $19.8               $28.1
   Fee income                                                 94.3              90.4              31.8                63.3
   Net investment income                                     130.8             142.3              48.3                97.7
   Net realized capital gains (losses)                        (2.7)             10.6               0.5                 1.3
   Other income                                               11.7               7.6               1.7                 5.9
                                                       ---------------    --------------    ----------------    ----------------
            Total revenue                                    300.3             311.1             102.1               196.3
                                                       ---------------    --------------    ----------------    ----------------

Benefits, losses and expenses:
   Benefits:
       Interest credited and other benefits to
        policyholders                                        181.1             158.6              59.1               101.8
   Underwriting, acquisition, and insurance expenses:
   General expenses                                           36.2              51.5              15.7                32.4
   Amortization:
   Deferred policy acquisition costs and
      value of business acquired                              32.6              26.5              10.1                21.5
   Goodwill                                                    -                22.6               2.8                 5.8
                                                       ---------------    --------------    ----------------    ----------------
   Total benefits, losses and expenses                       249.9             259.2              87.7               161.5
                                                       ---------------    --------------    ----------------    ----------------
Income before income taxes                                    50.4              51.9              14.4                34.8

   Income tax expense                                         17.8              26.1               7.4                12.0
                                                       ---------------    --------------    ----------------    ----------------
Income before cumulative effect of change in                  32.6              25.8               7.0                22.8
   accounting principle
Cumulative effect of change in accounting principle         (865.0)              -                 -                   -
                                                       ---------------    --------------    ----------------    ----------------

Net income (loss)                                          $(832.4)            $25.8              $7.0               $22.8
                                                       ===============    ==============    ================    ================










                                                  See Notes to Financial Statements


                            RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
             (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)

                                           BALANCE SHEETS
                                    (Millions, except share data)

                                                                    December 31,        December 31,
                                                                        2002                2001
                                                                  -----------------    ---------------
Assets
------
Investments:
   Fixed maturities, available for sale, at fair value
     (amortized cost of $1,523.0 at 2002 and $1,441.3 at 2001)       $1,601.5             $1,486.2
   Equity securities, at fair value (cost of $4.4 at 2002 and
     $3.6 at 2001)                                                        4.4                  6.0
   Mortgage loans on real estate                                        243.6                265.5
   Policy loans                                                          85.2                 85.0
   Short-term investments                                                55.6                  5.4
   Other investments                                                     11.9                  6.8
   Securities pledged to creditors (amortized cost of $0.9 at
     2002 and $13.9 at 2001)                                              0.9                 13.9
                                                                  -----------------    ---------------
Total investments                                                     2,003.1              1,868.8

Cash and cash equivalents                                                 2.4                (17.5)
Short term investments under securities loan agreement                    -                   15.1
Accrued investment income                                                19.3                 21.9
Accounts and notes receivable                                             6.9                  7.7
Reciprocal loan with affiliate                                            -                   47.1
Reinsurance recoverable                                                  54.6                 51.6
Deferred policy acquisition costs                                        61.3                 26.0
Value of  business acquired                                              48.2                 64.7
Goodwill (net of accumulated amortization of $31.2 at 2001)               -                  865.0
Deferred income taxes                                                    26.1                 46.5
Other assets                                                              5.2                  3.6
Assets held in separate accounts                                        429.4                487.4
                                                                  -----------------    ---------------

              Total assets                                           $2,656.5             $3,487.9
                                                                  =================    ===============

Liabilities and Shareholder's Equity
------------------------------------
Policy liabilities and accruals:
   Future policy benefits and claims reserves                       $ 1,595.6             $1,550.5
   Unearned  premiums                                                     0.2                  0.9
   Other policy claims and benefits payable                              26.6                 40.7
   Other policyholder's funds                                            23.3                 17.3
                                                                  -----------------    ---------------
Total policy liabilities and accruals                                 1,645.7              1,609.4

Payables under securities loan agreement                                  -                   15.1
Current income taxes                                                     12.3                  -
Other borrowed money                                                     74.2                 75.4
Other liabilities                                                        69.1                 87.9
Liabilities related to separate accounts                                429.4                487.4
                                                                  -----------------    ---------------
              Total liabilities                                       2,230.7              2,275.2
                                                                  -----------------    ---------------

Shareholder's equity:
   Common stock (1,377,863 shares authorized, issued and
        outstanding; $2.00 per share par value)                           2.8                  2.8
   Additional paid-in capital                                         1,225.6              1,194.6
   Accumulated other comprehensive income                                35.4                  6.5
   Retained earnings (deficit)                                         (838.0)                 8.8
                                                                  -----------------    ---------------
              Total shareholder's equity                                425.8              1,212.7
                                                                  -----------------    ---------------

              Total liabilities and shareholder's equity             $2,656.5             $3,487.9
                                                                  =================    ===============

                                      See Notes to Financial Statements

                                            RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                             (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)

                                            STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                                             (Millions)

                                                                                   Accumulated
                                                                                      Other           Retained           Total
                                                   Common        Additional       Comprehensive       Earnings        Shareholder's
                                                   Stock        Paid-in-Capital   Income (Loss)       (Deficit)          Equity
----------------------------------------------- ------------    -------------     --------------    -------------    --------------
Balance at December 31, 1999                      $     2.8       $   235.2         $     (9.4)     $    213.0         $   441.6
Dividends to Shareholder                                -               -                  -              (6.0)             (6.0)
Comprehensive income:
   Net income                                           -               -                  -              22.8              22.8
   Other comprehensive income net of tax:
      Unrealized (loss) on securities
      ($(1.6) pretax)                                   -               -                 (1.0)            -                (1.0)
                                                                                                                     --------------
  Comprehensive income                                                                                                      21.8
                                                ------------    -------------     --------------    -------------    --------------
Balance at August 31, 2000                              2.8           235.2              (10.4)          229.8             457.4
Purchase Accounting Adjustment                          -             959.4               10.4          (229.8)            740.0
Dividends to Shareholder                                -               -                  -              (6.0)             (6.0)
Comprehensive income:
   Net income                                           -               -                  -               7.0               7.0
   Other comprehensive income net of tax:
      Unrealized gain on securities
      ($14.5 pretax)                                    -               -                  9.4             -                 9.4
                                                                                                                     --------------
  Comprehensive income                                                                                                      16.4
                                                ------------    -------------     --------------    -------------    --------------
Balance at December 31, 2000                            2.8         1,194.6                9.4             1.0           1,207.8
Dividends to Shareholder                                -               -                  -             (18.0)            (18.0)
Comprehensive income:
   Net income                                           -               -                  -              25.8              25.8
   Other comprehensive income net of tax:
      Unrealized (loss) on securities
      ($(4.5) pretax)                                   -               -                 (2.9)            -                (2.9)
                                                                                                                     --------------
  Comprehensive income                                                                                                      22.9
                                                ------------    -------------     --------------    -------------    --------------
Balance at December 31, 2001                            2.8         1,194.6                6.5             8.8           1,212.7

Capital contribution                                    -              31.4                -               -                31.4
Other                                                   -              (0.4)               -               -                (0.4)
Dividends to Shareholder                                -               -                  -             (14.4)            (14.4)
Comprehensive income:
   Net loss                                             -               -                  -            (832.4)           (832.4)
   Other comprehensive income net of tax:
       Unrealized gain on securities
       ($45.1 pretax)                                   -               -                 28.9             -                28.9
                                                                                                                     --------------
  Comprehensive (loss)                                                                                                    (803.5)
                                                ------------    -------------     --------------    -------------    --------------
Balance at December 31, 2002                        $   2.8       $ 1,225.6         $     35.4        $ (838.0)        $   425.8
                                                ============    =============     ==============    =============    ==============




                                                  See Notes to Financial Statements


                                            RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                             (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)
                                                      STATEMENTS OF CASH FLOWS
                                                             (Millions)
                                                                                                                  Preacquisition
                                                                                                                 -----------------
                                                                                                  Four months      Eight months
                                                                Year ended      Year ended           ended             ended
                                                               December 31,    December 31,       December 31,       August 31,
                                                                    2002           2001               2000             2000
                                                              --------------  --------------    ---------------  -----------------
Cash Flows from Operating Activities:
Net income (loss)                                             $   (832.4)       $   25.8          $    7.0        $   22.8
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Interest credited to insurance                                  45.5            43.0              21.1            44.5
    Future policy benefits                                         (75.3)          (77.9)            (35.9)          (81.5)
    Net realized capital (gains) losses                              2.7           (10.6)             (0.5)           (1.3)
    Increase (decrease) in receivables and payables                (29.1)           28.9              12.5            24.1
    (Increase) decrease in deferred policy acquisition costs       (19.7)          (34.1)            (14.8)          (18.5)
    (Increase) decrease in value of business acquired               16.7            26.5              10.1            21.5
    Amounts due to related parties                                  49.9           (58.4)             (4.0)           12.7
    Provision for deferred income taxes                              3.5             2.4              12.8            (2.4)
    Impairment of goodwill                                         865.0             -                 -               -
    Amortization of goodwill                                         -              22.6               2.8             5.8
    Other                                                           (1.6)          (30.9)             (8.9)            4.6
                                                              --------------  --------------    ---------------  -----------------
Net cash provided by (used for) operating activities                25.2           (62.7)              2.2            32.3
                                                              --------------  --------------    ---------------  -----------------

Cash Flows from Investing Activities:
    Proceeds from the sale of:
          Fixed maturities available for sale                    2,248.5         1,277.5              74.7           113.7
          Equity securities                                          -               1.0               -               -
          Mortgages                                                  -               -                52.0            19.2
    Investment maturities and collections of:
          Fixed maturities available for sale                        -              77.0             154.5            69.4
          Short-term investments                                     -               -                 -               3.8
          Mortgage loans                                            21.9            10.2               -               -
    Acquisition of investments:
          Fixed maturities available for sale                   (2,290.5)       (1,371.2)           (251.6)         (169.4)
          Equity securities                                         (0.8)            -                 -               -
          Short-term investments                                   (35.1)           (2.1)            (13.0)            -
          Mortgages                                                  -             (29.5)             (1.4)            -
    Increase (decrease) in policy loans                             (0.2)           (0.6)             (0.6)            -
    Other, net                                                      (5.1)           (1.8)              4.0            (1.4)
                                                              --------------  --------------    ---------------  -----------------
Net cash provided by (used for) investing activities               (61.3)          (39.5)             18.6            35.3
                                                              --------------  --------------    ---------------  -----------------

Cash Flows from Financing Activities:
    Deposits and interest credited for investment contracts        149.0           145.2              49.2            88.8
    Maturities and withdrawals from insurance contracts            (83.2)         (130.9)            (60.9)         (156.5)
    Increase in borrowed money                                      (1.2)            -                 -               -
    Dividends to shareholder                                       (14.4)          (18.0)             (6.0)           (6.0)
    Increase in borrowed money                                       -              90.5               -               -
                                                              --------------  --------------    ---------------  -----------------
Net cash provided by (used for) financing activities                50.2            86.8             (17.7)          (73.7)
                                                              --------------  --------------    ---------------  -----------------

Net increase (decrease) in cash and cash equivalents                14.1           (15.4)              3.1            (6.1)
Cash received from first Golden                                      5.8             -                 -               -
                                                              --------------  --------------    ---------------  -----------------
Cash and cash equivalents, beginning of period                     (17.5)           (2.1)             (5.2)            0.9
                                                              --------------  --------------    ---------------  -----------------
Cash and cash equivalents, end of period                         $   2.4        $  (17.5)           $ (2.1)         $ (5.2)
                                                              ==============  ==============    ===============  =================





                                                  See Notes to Financial Statements

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

ReliaStar Life Insurance Company of New York ("RLNY" or the "Company") is a wholly-owned subsidiary of Security-Connecticut Life Insurance Company ("Security-Connecticut") which is a wholly-owned subsidiary of ReliaStar Life Insurance Company ("ReliaStar Life") ultimately owned by ING Groep, N.V. ("ING").

On September 1, 2000, ING America Insurance Holdings, Inc., ("ING AIH") an indirect wholly-owned subsidiary of ING, acquired ReliaStar, of which the Company is part for approximately $6 billion. The purchase price was comprised of approximately $5.1 billion in cash and the assumption of $917 million of outstanding debt and other net liabilities.

For accounting purposes, the acquisition was accounted for using the purchase method. The application of the purchase method, including the recognition of goodwill, is being pushed down and reflected on the financial statements of ReliaStar's subsidiaries, including the Company. The Balance Sheet changes related to accounting for this acquisition were non-cash in nature and accordingly have been excluded from the preacquisition statement of cash flows.

The purchase price was allocated to assets and liabilities based on their respective fair values. This revaluation resulted in a net decrease to assets before allocation of goodwill. The net decrease to assets reflects the write off of deferred policy acquisition costs ("DPAC") of $166.1 million, which was the balance as of August 31, 2000, the establishment of present value of future profits ("PVFP") of $112.4 million and a net increase of other assets of $5.0 million. Goodwill resulting from the transaction attributable to the Company was approximately $896.2 million and was amortized over 40 years prior to January 1, 2002. PVFP resulting from the transaction is being amortized over the years that it is anticipated such profits will be received.

Unaudited pro forma income from continuing operations and net income of the Company for the period from January 1, 2000 to August 31, 2000, assuming that the acquisition of the Company occurred at the beginning of the period, would have been approximately $8.5 million. The pro forma adjustments, which do no affect revenues, reflect primarily goodwill amortization.

On April 1, 2002, ReliaStar Life acquired First Golden American Life Insurance Company of New York ("First Golden"), an affiliated entity, for a purchase price of $27.7 million in cash and $0.2 million in receivables. The purchase price was based on First Golden's statutory-basis book value. ReliaStar Life contributed First Golden to Security-Connecticut at GAAP book value. Security-Connecticut contributed First Golden to RLNY and First Golden was dissolved into RLNY at GAAP book value. The contribution of First Golden to RLNY was recorded as an increase to stockholder's equity of $31.4 million which equaled First Golden's April 1, 2002 GAAP book value. Approval for the merger was obtained from the Insurance Departments of the States of New York and Delaware.

Statement of Financial Accounting Standards ("FAS") No. 141 "Business Combinations" excludes transfers of net assets or exchanges of shares between entities under common control and is therefore covered by Accounting Principles Board ("APB") Opinion No. 16 "Business Combinations." In accordance with Opinion

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS


No. 16, the statement of financial position and other financial information is presented as of the beginning of the period ended December 31, 2002, as though the assets and liabilities had been transferred at January 1, 2002 on a combined basis. Prior year information was not restated due to the immateriality of the First Golden amounts to the prior periods.

DESCRIPTION OF BUSINESS

The Company is principally engaged in the business of providing life insurance and related financial services products. The Company provides and distributes individual life insurance and annuities; employee benefit products and services and retirement plans. The Company operates primarily in the United States and is authorized to conduct business in all 50 states and the District of Columbia.

NEW ACCOUNTING STANDARDS

ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 142, Accounting for Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statement. Other intangible assets will continue to be amortized over their estimated useful lives.

As required under FAS No. 142, the Company completed the first of the required impairment tests as of January 1, 2002. Step one of the impairment test was a screen for potential impairment, while step two measured the amount of the impairment. All of the Company's operations fall under one reporting unit, USFS, due to the consolidated nature of the Company's operations. Step one of the impairment test required the Company to estimate the fair value of the reporting unit and compare the estimated fair value to its carrying value. The Company determined the estimated fair value utilizing a discounted cash flow approach and applying a discount rate equivalent to the Company's weighted average cost of capital. Fair value was determined to be less than carrying value which required the Company to complete step two of the test. In step two, the Company allocated the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit resulting in an implied fair value of goodwill of zero.

The comparison of the fair value amount allocated to goodwill and the carrying value of goodwill resulted in an impairment loss upon adoption of $865.0 million, which represents the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge is shown as a change in accounting principle on the Income Statement.

The Company adopted the new statement effective January 1, 2002. Application of the nonamortization provisions of the new statement resulted in an increase in net income of $22.6 million for the year ended December 31, 2002. The Company performed the first of the required impairment tests for goodwill as of January 1, 2002.

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS


Had the Company been accounting for its goodwill under FAS No.142 for all periods presented, the Company's net income for the year ended December 31, 2001, four months ended December 31, 2000 and eight months ended August 31, 2000 would have been as follows:

                                                                                               Preacquisition
                                                                                            ---------------------
                                                      Year ended         Four months ended    Eight months ended
     (Millions)                                    December 31, 2001     December 31, 2000     August 31, 2000
     ------------------------------------------------------------------------------------------------------------
     Reported net income                              $   25.8              $   7.0              $  22.8
     Add back goodwill amortization                       22.6                  2.8                  5.8
     ------------------------------------------------------------------------------------------------------------
     Adjusted net income                              $   48.4              $   9.8              $  28.6
     ============================================================================================================

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities" - Deferral of the Effective Date of FASB Statement 133, FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FAS No. 133, and certain FAS No.133 implementation issues." This Standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the fair values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. FAS No. 133 was effective for the Company's financial statements beginning January 1, 2001. Adoption of FAS No. 133 did not have a material effect on the Company's financial position or results of operations given the Company's limited derivative and embedded derivative holdings.

The Company occasionally purchases a financial instrument that contains a derivative that is "embedded" in the instrument. In addition, the Company's insurance products are reviewed to determine whether they contain an embedded derivative. The Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument or insurance product (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where the host contract is measured at fair value, with changes in fair value reported in current period earnings or the Company is unable to reliably identify and measure the embedded derivative for separation from its host contracts, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument. The Company did not have embedded derivatives at December 31, 2002 or 2001.

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS


FUTURE ACCOUNTING STANDARDS

GUARANTEES

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has performed an assessment of it guarantees and believes that all of its significant guarantees are excluded from the scope of this interpretation.

EMBEDDED DERIVATIVES

The FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities in 1998 and continues to issue guidance for implementation through its Derivative Implementation Group ("DIG"). DIG recently released a draft of FASB Statement No. 133 Implementation Issue B36, "Embedded Derivatives:
Bifurcation of a Debt Instrument That Incorporates Both Interest Rate Risk and Credit Risk Exposures That are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of That Instrument" ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain bifurcatable embedded derivatives. The required date of adoption of DIG B36 has not been determined. If the guidance is finalized in its current form, the Company has determined that certain of its existing reinsurance receivables (payables), investments or insurance products contain embedded derivatives that may require bifurcation. The Company has not yet completed its evaluation of the potential impact, if any, on its financial positions, results of operations, or cash flows.

VARIABLE INTEREST ENTITIES

In January 2003, FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" ("VIE"), an interpretation of Accounting Research Bulletin ("ARB") No. 51. This Interpretation addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: a) insufficient equity investment at risk, or b) insufficient control by equity investors. This guidance is effective for VIEs created after January 31, 2003 and for existing VIEs as of July 1, 2003. An entity with variable interests in VIEs created before February 1, 2003 shall apply the guidance no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS


In conjunction with the issuance of this guidance, the Company conducted a review of its involvement with VIEs. The Company does have an investment in P&F Loan Trust ("P&F") in the amount of $5 million as of December 31, 2002. P&F is a private CDO issued in 1997, to invest in a total return swap on a $299 million pool of leveraged loans. ING, through its affiliates, owns $55 million of the P&F securities, which represents ING's maximum exposure to loss. ING has been determined by management to be the primary beneficiary. Since all of the ING entities owning the P&F are insurance entities and none of their operations are more closely related to the operations of P&F ; the affiliated entity owing the most significant portion will consolidate this VIE. Security Life of Denver ("SLD"), an affiliate, will be the primary beneficiary and consolidator of P&F Loan Trust.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year financial information to conform to the current year classifications.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity of 90 days or less when purchased.

INVESTMENTS

All of the Company's fixed maturity and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in shareholder's equity, after adjustment for related charges in deferred policy acquisition costs, value of business acquired, and deferred income taxes.

The Company analyzes the general account investments to determine whether there has been an other than temporary decline in fair value below the amortized cost basis in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management considers the length of the time and the extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of a debt security will not be collected, an other than temporary impairment is considered to have occurred.

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS


In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force ("EITF") Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in
Securitized Financial Assets." Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

When a decline in fair value is determined to be other than temporary, the individual security is written down to fair value and the loss accounted for as a realized loss.

Realized capital gains and losses on investments are reflected on the Company's results of operations. Unrealized capital gains and losses on investments are reflected in shareholder's equity, net of related income taxes.

Purchases and sales of fixed maturities and equity securities (excluding private placements) are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date.

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company's guidelines to generate additional income.

The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the fair value of the loaned securities fluctuates.

In accordance with FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," general account securities on loan are reflected on the Balance Sheets as "securities pledged to creditors", which includes the following:

                                                                   Gross           Gross
     December 31, 2002                          Amortized       Unrealized       Unrealized          Fair
     (Millions)                                    Cost            Gains           Losses            Value
     -----------------------------------------------------------------------------------------------------------
     Total securities pledged to creditors   $       0.9       $        -      $         -      $       0.9
     ===========================================================================================================

                                                                   Gross           Gross
     December 31, 2001                          Amortized       Unrealize d      Unrealized          Fair
     (Millions)                                    Cost            Gains           Losses            Value
     -----------------------------------------------------------------------------------------------------------
     Total securities pledged to creditors   $      13.9       $        -      $         -      $      13.9
     ===========================================================================================================

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS


Total securities pledged to creditors at December 31, 2002 and 2001 consisted entirely of fixed maturity securities.

Reverse dollar repurchase agreement and reverse repurchase agreement transactions are accounted for as collateralized borrowings, where the amount borrowed is equal to the sales price of the underlying securities. These transactions are reported in "Other Liabilities."

Mortgage loans on real estate are reported at amortized cost less impairment writedowns. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the present value of expected cash flows from the loan, discounted at the loan's effective interest rate, or to the loan's observable market price, or the fair value of the underlying collateral. The carrying value of the impaired loans is reduced by establishing a permanent writedown charged to realized loss

Policy loans are carried at unpaid principal balances, net of impairment reserves.

Short-term investments, consisting primarily of money market instruments and other fixed maturity issues purchased with an original maturity of 91 days to one year, are considered available for sale and are carried at fair value, which approximates amortized cost.

The Company's use of derivatives is limited to hedging purposes. The Company enters into interest rate and currency contracts, including swaps, caps, and floors to reduce and manage risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held. Changes in the fair value of open derivative contracts are recorded in net realized capital gains and losses.

On occasion, the Company sells call options written on underlying securities that are carried at fair value. Changes in fair value of these options are recorded in net realized capital gains or losses.

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

The amortization methodology varies by product type based upon two accounting standards: FAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("FAS

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS


No. 60") and FAS No. 97, "Accounting and Reporting by Insurance enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investment" ("FAS No. 97").

Under FAS No. 60, acquisition costs for traditional life insurance products, which primarily include whole life and term life insurance contracts, are amortized over the premium payment period in proportion to the premium revenue recognition.

Under FAS No. 97, acquisition costs for universal life and investment-type products, which include universal life policies and fixed and variable deferred annuities, are amortized over the life of the blocks of policies (usually 25 years) in relation to the emergence of estimated gross profits from surrender charges, investment margins, mortality and expense margins, asset-based fee income, and actual realized gains (losses) on investments. Amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

Activity for the year-ended December 31, 2002 within VOBA was as follows:

             (Millions)
             -----------------------------------------------------------------
             Balance at December 31,2001                $            64.7
             Adjustment for FAS No. 115                              (4.0)
             Additions                                                4.5
             Interest accrued at 7%                                   1.1
             Amortization                                           (18.1)
             -----------------------------------------------------------------
             Balance at December 31,2002                $            48.2
             =================================================================

The estimated amount of VOBA to be amortized, net of interest, over the next five years is $13.2 million, $7.6 million, $6.0 million, $5.1 million and $4.9 million for the years 2003, 2004, 2005, 2006 and 2007, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

As part of the regular analysis of DAC/VOBA, at the end of third quarter 2002, the Company unlocked its assumptions by resetting its near-term and long-term assumptions for the separate account returns to 9% (gross before fund management fees and mortality and expense and other policy charges), reflecting a blended return of equity and other sub-accounts. This unlocking adjustment was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. For the year ended December 31, 2002, the Company recorded an acceleration of DAC/VOBA amortization totaling $1.5 million before tax, or $1.0 million, net of $0.5 million of federal income tax benefit.

POLICY LIABILITIES AND ACCRUALS

Future policy benefits include reserves for universal life, immediate annuities with life contingent payouts and traditional life insurance contracts. Reserves for universal life products are equal to cumulative deposits less withdrawals and charges plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums.

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS


Reserves for immediate annuities with life contingent payout contracts are computed on the basis of assumed investment yield, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, year of issue and policy duration. Reserve interest rates range from 5.0% to 7.5% for all years presented. Investment yield is based on the Company's experience.

Mortality and withdrawal rate assumptions are based on relevant Company experience and are periodically reviewed against both industry standards and experience.

Other policyholders' funds include reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts. Reserves on such contracts are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (rates range from 3.0% to 7.5% for all years presented) net of adjustments for investment experience that the Company is entitled to reflect in future credited interest.

REVENUE RECOGNITION

For universal life and certain annuity contracts, charges assessed against policyholders' funds for the cost of insurance, surrender, expenses and other fees are recorded as revenue as charges are assessed against policyholders. Other amounts received for these contracts are reflected as deposits and are not recorded as revenue. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts. When annuity payments with life contingencies begin under contracts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity and reflected as an offsetting amount in both premiums and current and future benefits in the Income Statement.

SEPARATE ACCOUNTS

Separate Account assets and liabilities generally represent funds maintained to meet specific investment objectives of policyholders or contractholders who bear the investment risk, subject, in some cases, to minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such policyholders or contractholders. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

Separate Account assets supporting variable options under universal life policies and annuity contracts are invested, as designated by the contractholder or policyholder (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) in shares of mutual funds which are managed by the Company, or other selected mutual funds not managed by the Company.

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS


Separate Account assets are carried at fair value. At December 31, 2002 and 2001, unrealized gains of $0.1 million and of $0.0 million, respectively, after taxes, on assets supporting a guaranteed interest option are reflected in shareholder's equity.

Separate Account assets and liabilities are shown as separate captions in the Balance Sheets. Deposits, investment income and net realized and unrealized capital gains and losses of the Separate Accounts are not reflected in the Financial Statements (with the exception of realized and unrealized capital gains and losses on the assets supporting the guaranteed interest option). The Statements of Cash Flows do not reflect investment activity of the Separate Accounts.

REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large losses in all aspects of its insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company's Balance Sheets.

INCOME TAXES

The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.


RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY)
NOTES TO FINANCIAL STATEMENTS


2. INVESTMENTS

Fixed maturities available for sale as of December 31 were as follows:

                                                                             Gross           Gross
                                                             Amortized     Unrealized     Unrealized       Fair
     2002 (Millions)                                           Cost          Gains          Losses        Value
     -----------------------------------------------------------------------------------------------------------
     U.S. government and government agencies and
      authorities                                         $      96.6    $       1.8   $       -     $      98.4

     States, municipalities and political subdivisions            1.7            0.1           -             1.8

     U.S. corporate securities:
       Public utilities                                         104.3            8.0           1.1         111.2
       Other corporate securities                               805.3           67.7          10.5         862.5
     -----------------------------------------------------------------------------------------------------------
          Total U.S. corporate securities                       909.6           75.7          11.6         973.7
     -----------------------------------------------------------------------------------------------------------

     Foreign securities:
       Government                                                 3.4            0.4           -             3.8
     -----------------------------------------------------------------------------------------------------------
          Total foreign securities                                3.4            0.4           -             3.8
     -----------------------------------------------------------------------------------------------------------

     Mortgage-backed securities                                 367.4            8.2           0.1         375.5

     Other asset-backed securities                              145.2            9.0           5.0         149.2

     -----------------------------------------------------------------------------------------------------------
     Total fixed maturities, including fixed
      maturities pledged to creditors                         1,523.9           95.2          16.7       1,602.4
     Less: Fixed maturities pledged to creditors                  0.9            -             -             0.9
     -----------------------------------------------------------------------------------------------------------

     Fixed maturities                                     $   1,523.0    $      95.2   $      16.7   $   1,601.5
     ===========================================================================================================


                                                        30

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY)
NOTES TO FINANCIAL STATEMENTS

                                                                           Gross        Gross
                                                           Amortized     Unrealized   Unrealized       Fair
     2001 (Millions)                                         Cost          Gains        Losses        Value
     -----------------------------------------------------------------------------------------------------------
     U.S. government and government agencies and
      authorities                                        $     5.8      $     0.1     $    -        $    5.9

     States, municipalities and political subdivisions         4.3            0.3          -             4.6

     U.S. corporate securities:
       Public utilities                                       67.0            3.0          0.4          69.6
       Other corporate securities                            785.3           37.5          8.7         814.1
     -----------------------------------------------------------------------------------------------------------
          Total U.S. corporate securities                    852.3           40.5          9.1         883.7
     -----------------------------------------------------------------------------------------------------------

     Foreign securities:
       Government                                              0.1            -            -             0.1
     -----------------------------------------------------------------------------------------------------------
          Total foreign securities                             0.1            -            -             0.1
     -----------------------------------------------------------------------------------------------------------

     Mortgage-backed securities                              296.6            7.0          0.1         303.5

     Other asset-backed securities                           296.1           13.6          7.4         302.3

     -----------------------------------------------------------------------------------------------------------
     Total fixed maturities, including fixed
      maturities pledged to creditors                      1,455.2           61.5         16.6       1,500.1
     Less: Fixed maturities pledged to creditors              13.9            -            -            13.9
     -----------------------------------------------------------------------------------------------------------

     Fixed maturities                                    $ 1,441.3      $    61.5     $   16.6      $1,486.2
     ===========================================================================================================

The amortized cost and fair value of total fixed maturities for the year-ended December 31, 2002 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

     (Millions)                                         Amortized Cost        Fair Value
     --------------------------------------------------------------------------------------
     Due to mature:
       One year or less                                  $      -            $      -
       After one year through five years                      223.2               237.1
       After five years through ten years                     457.8               490.4
       After ten years                                        330.3               350.3
       Mortgage-backed securities                             367.4               375.4
       Other asset-backed securities                          145.2               149.2
     Less: Fixed maturities securities pledged to
      creditor                                                  0.9                 0.9
     --------------------------------------------------------------------------------------
     Fixed maturities                                    $  1,523.0          $  1,601.5
     ======================================================================================

At December 31, 2002 and 2001, fixed maturities with fair values of $5.7 million and $5.0 million, respectively, were on deposit as required by regulatory authorities.

Beginning in April 2001, the Company entered into reverse dollar repurchase agreement and reverse repurchase agreement transactions to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. The dollar rolls and reverse repurchase agreements are accounted for

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS


as short-term collateralized financings and the repurchase obligation is reported as a component of other borrowed money on the Balance Sheets.

The repurchase obligation totaled $73.1 million and $77.5 million at December 31, 2002 and 2001, respectively. The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at December 31, 2002 or 2001. The Company believes the counterparties to the dollar roll and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

During 2002, the Company determined that twenty two fixed maturities had other than temporary impairments. As a result, at December 31, 2002, the Company recognized a pre-tax loss of $11.4 million to reduce the carrying value of the fixed maturities to their combined fair value of $25.9 million. During 2001, the Company determined that ten fixed maturities had other than temporary impairments. As a result, at December 31, 2001, the Company recognized a pre-tax loss of $0.9 million to reduce the carrying value of the fixed maturities to their fair value of $11.4 million.

3. FINANCIAL INSTRUMENTS

ESTIMATED FAIR VALUE

The following disclosures are made in accordance with the requirements of FAS No. 107, "Disclosures about Fair Value of Financial Instruments." FAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

FAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

FIXED MATURITIES: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices. The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values. Fair values of privately placed bonds are determined using a matrix-based pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security. Using this data, the model generates estimated market values which the

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS


Company considers reflective of the fair value of each privately placed bond. Fair values for privately placed bonds are determined through consideration of factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees and the Company's evaluation of the borrower's ability to compete in their relevant market.

EQUITY SECURITIES: Fair values of these securities are based upon quoted market value. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value where applicable.

MORTGAGE LOANS ON REAL ESTATE: The fair values for mortgage loans on real estate are estimated using discounted cash flow analyses and rates currently being offered in the marketplace for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.

CASH, SHORT-TERM INVESTMENTS AND POLICY LOANS: The carrying amounts for these assets approximate the assets' fair values.

ASSETS HELD IN SEPARATE ACCOUNTS: Assets held in separate accounts are reported at the quoted fair values of the individual securities in the separate accounts.

OTHER FINANCIAL INSTRUMENTS REPORTED AS ASSETS: The carrying amounts for these financial instruments (primarily premiums and other accounts receivable and accrued investment income) approximate those assets' fair values.

INVESTMENT CONTRACT LIABILITIES: The fair values for deferred annuities are estimated to be the amount payable on demand at the reporting date, as those investment contracts have no defined maturity and are similar to a deposit liability. The amount payable at the reporting date was calculated as the account balance less applicable surrender charges.

The fair values for supplementary contracts without life contingencies and immediate annuities were estimated using discounted cash flow analyses. The discount rate was based upon treasury rates plus a pricing margin.

The carrying amounts reported for other investment contracts, which includes retirement plan deposits, approximate those liabilities' fair value.

CLAIM AND OTHER DEPOSIT FUNDS: The carrying amounts for claim and other deposit funds approximate the liabilities' fair values.

OTHER FINANCIAL INSTRUMENTS REPORTED AS LIABILITIES: The carrying amounts for other financial instruments (primarily normal payables of a short-term nature) approximate those liabilities' fair values.

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS


The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 2002 and 2001 were as follows:

                                                          2002                             2001
     -----------------------------------------------------------------------------------------------------
                                              Carrying         Fair             Carrying         Fair
     (Millions)                                 Value         Value              Value          Value
     -----------------------------------------------------------------------------------------------------
     Assets:
        Fixed maturities                    $  1,601.5    $  1,601.5        $    1,486.2   $     1,486.2
        Equity securities                          4.4           4.4                 6.0             6.0
        Mortgage loans on real estate            243.6         275.6               265.5           280.2
        Policy loans                              85.2          85.2                85.0            85.0
        Cash and short-term investments           58.0          58.0                 3.0             3.0
        Assets held in separate accounts         429.4         429.4               487.4           487.4

     Liabilities:
        Investment contract liabilities:
        Deferred annuities                      (411.3)       (409.6)             (420.7)         (417.5)
        Supplementary contracts and
          immediate annuities                    (13.1)        (13.1)              (21.8)          (22.7)
        Liabilities related to separate
          accounts                              (429.4)       (429.4)             (487.4)         (487.4)
     -----------------------------------------------------------------------------------------------------

Fair value estimates are made at a specific point in time, based on available market information and judgments about various financial instruments, such as estimates of timing and amounts of future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instruments. In evaluating the Company's management of interest rate, price and liquidity risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

4. NET INVESTMENT INCOME

Sources of net investment income were as follows:

                                                                                             Preacquisition
                                                                                            ---------------
                                                                               Four months    Eight months
                                                 Year-ended     Year-ended        ended          ended
                                                December 31,   December 31,    December 31,    August 31,
     (Millions)                                     2002           2001           2000            2000
     ------------------------------------------------------------------------------------------------------
     Fixed maturities                              $108.7          $116.2          $36.2          $78.6
     Equity securities                                -               0.1            -              0.4
     Mortgage loans                                  20.7            21.4            7.5           16.3
     Policy loans                                     5.9             6.4            2.0            3.8
     Short term investments and
        cash equivalents                              0.3             1.4            1.5            0.1
     Other                                           (0.7)            1.2            0.7            0.3
     ------------------------------------------------------------------------------------------------------
     Gross investment income                        134.9           146.7           47.9           99.5
     Less: investment (expenses) income              (4.1)           (4.4)           0.4           (1.8)
     ------------------------------------------------------------------------------------------------------
     Net investment income                         $130.8          $142.3          $48.3          $97.7
     ======================================================================================================

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS


5. DIVIDEND RESTRICTIONS AND SHAREHOLDER'S EQUITY

The Company paid $14.4 million and $18.0 million in cash dividends to its Parent in 2002 and 2001, respectively. Of the $14.4 million paid in 2002, $0.0 million was accrued for in 2001.

The Company did receive capital contributions in 2002. In 2002, the amount contributed ($31.4 million) from Security-Connecticut related to the First Golden merger (refer to Note 1).

The Company's ability to pay cash dividends to its parent is restricted by law or subject to approval of the insurance regulatory authorities of the State of New York. These authorities recognize only statutory accounting practices for determining the ability of an insurer to pay dividends to its shareholders.

Under New York insurance law regulating the payment of dividends by the Company, any such payment must be paid solely from the earned surplus of the Company. Earned surplus means the earned surplus as determined in accordance with statutory accounting practices (unassigned funds), less the amount of such earned surplus which is attributable to unrealized capital gains. Further, without approval of the Superintendent, the Company may not pay in any calendar year any dividend which, when combined with other dividends paid within the preceding 12 months, exceeds the lesser of (i) 10% of the Company's statutory surplus at the prior year end or (ii) 100% of the Company's statutory net investment income for the prior calendar year.

The underlying statutory capital and surplus of the Company was $267.0 million and $214.6 million at December 31, 2002 and 2001, respectively. Statutory net income was $18.0 million, $11.0 million and $6.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

As of December 31, 2002, the Company does not utilize any statutory accounting practices, which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.

For 2001, the Company was required to implement statutory accounting changes ("Codification") ratified by the National Association of Insurance Commissioners ("NAIC") and state insurance departments. The cumulative effect of Codification to the Company's statutory surplus as of January 1, 2001 was a decrease of $11.9 million.

The Company maintains a $97.4 million reciprocal loan agreement with ING AIH (refer to Note 10), a perpetual $30.0 million revolving note facility with Bank of New York and a $30.0 million revolving note facility with SunTrust Bank which expires on July 30, 2003.

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS


6. CAPITAL GAINS AND LOSSES ON INVESTMENT OPERATIONS

Realized capital gains or losses are the difference between the carrying value and sale proceeds of specific investments sold. Net realized capital (losses) gains on investments were as follows:

                                                                                                     Preacquisition
                                                                                                     ---------------
                                                                                     Four months      Eight months
                                                  Year ended        Year ended          ended             ended
                                                 December 31,      December 31,      December 31,       August 31,
  (Millions)                                         2002              2001              2000              2000
  ------------------------------------------------------------------------------------------------------------------
  Fixed maturities                             $        (2.5)    $      11.8      $          0.5     $      1.3
  Equity securities                                      0.2            (0.4)                -              -
  Other investments                                     (0.4)           (0.8)                -              -
  ------------------------------------------------------------------------------------------------------------------
  Pretax realized capital gains (losses)       $        (2.7)    $      10.6      $          0.5     $      1.3
  ==================================================================================================================
  After-tax realized capital gains (losses)    $        (1.8)    $        6.9     $          0.3     $      0.9
  ==================================================================================================================

Proceeds from the sale of total fixed maturities and the related gross gains and losses were as follows:

                                                                                                     Preacquisition
                                                                                                     ---------------
                                                                                     Four months      Eight months
                                                  Year ended        Year ended          ended             ended
                                                 December 31,      December 31,      December 31,       August 31,
  (Millions)                                         2002              2001              2000              2000
  ------------------------------------------------------------------------------------------------------------------
  Proceeds on sales                            $    2,248.5     $     1,277.5      $          74.7      $      113.7
  Gross gains                                          39.7              24.8                  1.2               2.4
  Gross losses                                         42.2              13.0                  0.7               1.1
  ------------------------------------------------------------------------------------------------------------------

Changes  in  shareholder's  equity  related  to  changes  in  accumulated  other
comprehensive   income  (unrealized  capital  gains  and  losses  on  securities including securities pledged to creditors) were as follows:

                                                                                                     Preacquisition
                                                                                                     ---------------
                                                   As of              As of                As of           As of
                                                December 31,       December 31,         December 31,     August 31,
  (Millions)                                        2002               2001                 2000           2000
  ------------------------------------------------------------------------------------------------------------------
  Fixed maturities                           $        33.6        $    15.7         $       47.9       $    (3.7)
  Equity securities                                    0.1              0.1                 (0.4)            -
  Other investments                                   11.4            (20.3)               (17.1)            2.1
  ------------------------------------------------------------------------------------------------------------------
                                                      45.1             (4.5)                30.4            (1.6)
  Less: Increase (decrease) in deferred
     income taxes                                     16.2             (1.6)                10.6            (0.6)
  ------------------------------------------------------------------------------------------------------------------
  Net changes in accumulated other
     comprehensive income (loss)             $        28.9        $    (2.9)        $       19.8       $    (1.0)
  ==================================================================================================================

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS


Shareholder's equity included the following accumulated other comprehensive income (loss), at December 31:

                                                                                                    Preacquistion
                                                                                                  ------------------
                                                                                    Four months      Eight months
                                                   Year ended       Year ended         ended            ended
                                                  December 31,     December 31,     December 31,      August 31,
   (Millions)                                          2002             2001             2000            2000
  ------------------------------------------------------------------------------------------------------------------
  Net unrealized capital gains (losses):
  Fixed maturities                               $    78.5        $    44.9        $    29.2       $     (18.7)
  Equity securities                                    -               (0.1)            (0.2)              0.2
  Other                                              (23.5)           (34.9)           (14.6)              2.5
  ------------------------------------------------------------------------------------------------------------------
                                                      55.0              9.9             14.4             (16.0)
  Less: Deferred income taxes                         19.6              3.4              5.0              (5.6)
  ------------------------------------------------------------------------------------------------------------------
  Net accumulated other comprehensive
     income (loss)                               $    35.4        $     6.5        $     9.4       $     (10.4)
  ==================================================================================================================

Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities, including securities pledged to creditors were as follows:

                                                                                                   Preacquisition
                                                                                                 -------------------
                                                                                   Four months       Eight months
                                                  Year ended        Year ended        ended             ended
                                                 December 31,      December 31,    December 31,       August 30,
 (Millions)                                          2002              2001            2000              2000
--------------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising
   the year (1)                               $      30.6       $       (9.7)    $     20.4        $        0.7
Less: reclassification adjustment for gains
  (losses) and other items included in net
   income (2)                                        (1.7)               6.8            0.6                 1.7
--------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities   $      28.9       $       (2.9)    $     19.8        $       (1.0)
===================================================================================================================

     (1) Pretax unrealized holding gains (losses) arising during the year were $47.1 million, $(14.9) million, $31.4 million and $1.1 million for the years ended December 31, 2002 and 2001, the four months ended December 31, 2000 and the eight months ended August 30, 2000, respectively.
     (2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $2.6 million, $10.5 million, $0.9 and $2.6 million for the years ended December 31, 2002 and 2001, the four months ended December 31, 2000 and the eight months ended August 30, 2000, respectively.

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS


7. UNPAID ACCIDENT AND HEALTH CLAIMS

The change in the liability for unpaid accident and health claims and claim adjustment epenses is summarized as follows:

      (Millions)                                              2002       2001        2000
     ----------------------------------------------------------------------------------------
        Balance at January 1                              $   14.5    $  14.1     $  15.8
        Less reinsurance recoverables                         13.4       11.1        10.9
     ----------------------------------------------------------------------------------------
        Net balance at January 1                               1.1        3.0         4.9
        Incurred related to:
           Current year                                        1.1        0.6         1.0
           Prior years                                         1.2        0.5        (0.8)
     ----------------------------------------------------------------------------------------
        Total incurred                                         2.3        1.1         0.2
        Paid related to:
          Current year                                        (0.2)       0.5         0.4
          Prior years                                          0.3        2.5         1.7
     ----------------------------------------------------------------------------------------
        Total Paid                                             0.1        3.0         2.1
     ----------------------------------------------------------------------------------------
        Net balance at December 31                             3.3        1.1         3.0
        Plus reinsurance recoverables                         14.2       13.4        11.1
     ----------------------------------------------------------------------------------------
        Balance at December 31                             $  17.5    $  14.5     $  14.1
     ----------------------------------------------------------------------------------------

8. INCOME TAXES

The Company files a consolidated federal income tax return with ReliaStar Life Insurance Company, Northern Life Insurance Company and Security-Connecticut Life Insurance Company. The Company is allocated an amount approximating the tax the member would have incurred were it not a member of a consolidated group and shall receive benefit for the use of its tax saving attributes used in the consolidated return.


Income taxes from continuing operations consist of the following:

                                                                                                  Preacquisition
                                                                                                  --------------
                                                                                   Four months     Eight months
                                                  Year ended       Year ended         ended           ended
                                                 December 31,     December 31,     December 31,      August 31,
     (Millions)                                      2002            2001              2000             2000
     ------------------------------------------------------------------------------------------------------------
       Current taxes (benefits):
           Federal                              $    14.3       $      23.7        $   (5.4)        $   14.4
     ------------------------------------------------------------------------------------------------------------
              Total current taxes (benefits)         14.3              23.7            (5.4)            14.4
     ------------------------------------------------------------------------------------------------------------
       Deferred taxes (benefits):
           Federal                                    3.5               2.4            12.8             (2.4)
     ------------------------------------------------------------------------------------------------------------
              Total deferred taxes (benefits)         3.5               2.4            12.8             (2.4)
     ------------------------------------------------------------------------------------------------------------
       Total                                    $    17.8         $    26.1        $    7.4         $   12.0
     ============================================================================================================

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS


Income taxes were different from the amount computed by applying the federal income tax rate to income from continuing operations before income taxes for the following reasons:

                                                                                                   Preacquisition
                                                                                                   --------------
                                                                                   Four months      Eights months
                                                  Year ended       Year ended         ended             ended
                                                 December 31,     December 31,     December 31,       August 31,
     (Millions)                                      2002            2001              2000              2000
     --------------------------------------------------------------------------------------------------------------
       Income from continuing operations
          before income taxes                     $   50.4      $     51.9      $     14.4          $    34.8
       Tax rate                                        35%             35%             35%                35%
     --------------------------------------------------------------------------------------------------------------
       Application of the tax rate                    17.6            18.2             5.0               12.2
       Tax effect of:
          Goodwill amortization                        -               7.9             2.6                0.2
          Other                                        0.2             -              (0.2)              (0.4)
     --------------------------------------------------------------------------------------------------------------
        Income taxes                              $   17.8      $     26.1      $      7.4          $    12.0
     --------------------------------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:

     (Millions)                                                       2002             2001
     --------------------------------------------------------------------------------------------
     Deferred tax assets:
     Deferred policy acquisition costs                          $      4.8      $      12.2
     Insurance reserves                                               53.9             25.2
     Investment losses                                                 3.7             12.7
     Legal reserve                                                     5.3             10.9
     Other                                                             4.6             18.7
     --------------------------------------------------------------------------------------------
            Total gross assets                                        72.3             79.7
     --------------------------------------------------------------------------------------------

     Deferred tax liabilities:
     Present value of future profits                                 (24.9)           (24.7)
     Net unrealized capital gains                                    (19.6)            (3.4)
     Other                                                            (1.7)            (5.1)
     --------------------------------------------------------------------------------------------
            Total gross liabilities                                  (46.2)           (33.2)
     --------------------------------------------------------------------------------------------
     Net deferred tax asset                                     $     26.1      $      46.5
     ============================================================================================


Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes. As of December 31, 2002 and 2001, no valuation allowance was required for unrealized capital gains and losses.

The "Policyholders' Surplus Account," which arose under prior tax law, is generally that portion of a life insurance company's statutory income that has not been subject to taxation. As of December 31, 1983, no further additions could be made to the Policyholders' Surplus Account for tax return purposes under the Deficit Reduction Act of 1984. The balance in such account was approximately $11.3 million at December 31, 2002. This amount would be taxed only under certain conditions. No income taxes have been provided on this amount since management believes under current tax law the conditions under which such taxes would become payable are remote.

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS


The Internal Revenue Service (the "Service") has completed examinations of the federal income tax returns of the Company for all years through 1999. There were no material adjustments made as a result of the examinations. The Service has commenced its examinations for the years 2000 and 2001.

9. EMPLOYEE BENEFIT PLANS

PENSION PLANS

Prior to December 31, 2001, the Company's employees were covered by the ING Retirement Plan for Employees of Reliastar Financial Corporation and its Subsidiaries ("Reliastar Plan"), a qualified, defined contribution pension plan. The Companies were allocated their share of the pension liability associated with their employees. Costs charged to expense for the Reliastar Plan for the year ended December 31, 2001, four months ended December 31, 2000 and eight months ended August 31, 2000 were $0.6 million, $0.08 million, and $0.02 million, respectively.

As of December 31, 2001, the qualified pension benefit plans of certain United States subsidiaries of ING AIH, including the Reliastar Plan, were merged into the ING Americas Retirement Plan. Each subsidiary transferred its pension liabilities to the Parent at that date. In exchange for these liabilities, the subsidiaries capital contributions, net of taxes, from the Parent. The costs allocated to the Company for its members' participation in the ING Pension Plan were $0.5 million for 2002.

ING SAVINGS PLAN AND ESOP

Substantially all employees of the Company are eligible to participate in The ING Savings Plan and ESOP, a qualified profit sharing and stock bonus plan. The ING Savings Plan allows designated contributions, which are matched up to 5% of compensation by ING, to be invested in a variety of financial instruments. Pretax charges of operations of the Company for the ING Savings plan were $0.3 million, in 2002; $0.4 million in 2001 for charges from the ING Savings Plan and the predecessor plan, and $0.16 million and $0.04 million for the four months ended December 31, 2000 and eight months ended August 31, 2000, respectively, for charges from the predecessor plan.

OTHER POSTRETIREMENT BENEFITS

Through a plan sponsored by an affiliate, the Company provides certain health care and life insurance benefits to retired employees and their eligible dependents ("Postretirement Plan"). The postretirement health care plan is contributory, with retiree contribution levels adjusted annually; the life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage.

A credit totaling $105,000, $26,000, $11,000, and $21,000 were allocated to the Company for its portion of the cost of the Postretirement Plan for the period ended December 31, 2002 and 2001, the four months ended December 31, 2000, and eight months ended August 31, 2000, respectively.

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS


STOCK INCENTIVE PLAN

Prior to the acquisition by ING of the Company's then ultimate parent company, ReliaStar Financial Corp., on September 1, 2000, officers and key employees of the Company participated in the stock incentive plans of ReliaStar Life Insurance Company. No compensation expense for stock-based compensation plans has been allocated to the Company.

10. RELATED PARTY TRANSACTIONS

INVESTMENT ADVISORY

The Company entered into an asset management agreement with ING Investment Management, LLC ("IIM"), an affiliate, January 1, 2001, under which IIM provides asset management and accounting services. Under the agreement, the Company records a fee based on the value of the assets under management. The fee is payable quarterly. For the years ended December 31, 2002 and 2001, the Company incurred fees of $2.2 million and 2.1 million, respectively, under this agreement.

RECIPROCAL LOAN AGREEMENT

RLNY maintains a reciprocal loan agreement with ING AIH, a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which expires January 27, 2003, RNLY and ING AIH can borrow up to $97.4 million from one another.

Interest on any RNLY borrowings is charged at the rate of ING AIH's cost of funds for the interest period plus 0.15%. Interest on any ING AIH borrowings is charged at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Under this agreement, which commenced in 2002, RNLY incurred interest expense of $0.05 million and interest income of $0.3 million for the period ended December 31, 2002.

11. REINSURANCE

The Company utilizes excess or quota share treaties to reduce its exposure to large losses. The Company will only retain amounts not exceeding the Company's retention limits as stated below.

At December 31, 2002, RLNY had reinsurance treaties with fifty-four unaffiliated reinsurers and three affiliated reinsurers covering a significant portion of the mortality risks and guaranteed death and living benefits under its contracts. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

The Company's retention limit is $300,000 per insurable life for individual retail coverage. For group coverage and individual payroll deduction coverage, the retention is $300,000 (prior to July 1, 2002) or $500,000 (after July 1,
2002) per life with per occurrence limitations, subject to certain maximums. Reinsurance premiums, commissions and expense reimbursements related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Reserves are based on the terms of the reinsurance contracts and are

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO FINANCIAL STATEMENTS


consistent with the risk assumed. RLNY obtained letters of credit in the amounts of $3.0 million from Fleet Bank, $0.8 million from U.S. Bank, $3.8 million from Bank One and $0.5 from Mellon Bank.

The effect of reinsurance on premiums and recoveries was as follows:

                                                                                                  Preacquisition
                                                                                                  --------------
                                                                                   Four months     Eight months
                                                  Year ended       Year ended         ended           ended
                                                 December 31,     December 31,     December 31,     August 31,
     (Millions)                                      2002            2001              2000            2000
     ------------------------------------------------------------------------------------------------------------
     Direct Premiums                            $      100.6      $    87.3        $    30.9        $    54.5
     Federal
     Reinsurance assumed                                 4.0            3.3              1.3              1.6
     Reinsurance ceded                                 (38.4)         (30.4)           (12.4)           (28.0)
     ------------------------------------------------------------------------------------------------------------
     Net Premiums                                       66.2           60.2             19.8             28.1
     ------------------------------------------------------------------------------------------------------------
     Reinsurance Recoveries                     $       21.3      $    29.2        $     3.0        $    15.4
     ============================================================================================================

12. COMMITMENTS AND CONTINGENT LIABILITIES

LEASES

For the year ended December 31, 2002, rent expense for leases was $0.3 million. The future net minimum payments under noncancelable leases for the years ended December 31, 2003 through 2007 are estimated to be $0.2 million, $0.1 million, $0.1 million, $0.1 million and $0.1 million, respectively, and $0.0 million, thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

COMMITMENTS

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. The Company makes investments in limited partnerships on a subscription basis. At December 31, 2002 and 2001, the Company had to fund subscriptions of $26.2 million and $17.6 million, respectively.

LITIGATION

The Company is a party to threatened or pending lawsuits arising from the normal conduct of business. Due to the climate in insurance and business litigation, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits will not have a materially adverse effect on the Company's operations or financial position.



QUARTERLY DATA (UNAUDITED)

     2002 (Millions)                                  First         Second         Third        Fourth
     ----------------------------------------------------------------------------------------------------

       Total Revenue                            $      63.1    $      82.0   $      84.7   $      70.5
     ----------------------------------------------------------------------------------------------------
       Income (loss) before income taxes               (1.7)          30.3          19.0           2.8
       Less: Income tax expense  (benefit)             (0.8)          10.6           6.9           1.1
     ----------------------------------------------------------------------------------------------------
       Income (loss) before cumulative
        effect of change in accounting                 (0.9)          19.7          12.1           1.7
        principle
       Cumulative effect of change in
        accounting principle                            -              -             -          (865.0)
     ----------------------------------------------------------------------------------------------------
       Net income (loss)                        $      (0.9)   $      19.7   $      12.1   $    (863.3)
     ====================================================================================================

     2001 (Millions)                                  First         Second         Third        Fourth
     ----------------------------------------------------------------------------------------------------

       Total Revenue                            $      78.0    $      77.2   $      78.1   $      77.8
     ----------------------------------------------------------------------------------------------------
       Income before income taxes                       7.5           11.6           3.9          28.9
       Less: Income tax expense                         4.6            6.0           3.3          12.2
     ----------------------------------------------------------------------------------------------------
       Net income                               $       2.9    $       5.6   $       0.6   $      16.7
     ====================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.  CONTROLS AND PROCEDURES

a) Within the 90-day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

b) There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1.   Financial statements. See Item 8 on Page 14.
     2. Financial statement schedules. See Index to Financial Statement Schedules on Page 49.

EXHIBITS:


1. Underwriting Agreement Between ReliaStar Life Insurance Company of New York and Directed Services, Inc (incorporated by reference from
          Exhibit 1 to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

3. (i) Articles of Incorporation of ReliaStar Life Insurance Company of New York (incorporated by reference from Exhibit 3 (a) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (ii) By-laws of ReliaStar Life Insurance Company of New York (incorporated by reference from Exhibit 3(b) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

4. (a) Individual Deferred Combination Variable and Fixed Annuity Contract(incorporated by reference from Exhibit 4(a) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (b) Deferred Combination Variable and Fixed Annuity Group Master Contract (incorporated by reference from Exhibit 4(b) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (c) Individual Retirement Annuity Rider Page (incorporated by reference from Exhibit 4(c) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (d) Schedule Page to the DVA Plus NY Contract featuring The Galaxy VIP Fund (incorporated by reference from Exhibit 4(d) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (e) Section 72 Rider Fund (incorporated by reference from Exhibit 4(e) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (f)  Change  of Name  Endorsement  Fund  (incorporated  by  reference  from
          Exhibit 4(f) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (g) Deferred Combination Variable and Fixed Annuity Certificate (Group) Fund (incorporated by reference from Exhibit 4(g) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (h) Section 72 Rider (Group) Fund (incorporated by reference from Exhibit 4(h) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (i) Individual Retirement Annuity Rider (Group) Fund (incorporated by reference from Exhibit 4(i) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (j) Simple Individual Retirement Annuity Rider (Group) Fund (incorporated by reference from Exhibit 4(j) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (k) 403(b) Rider (Group) Fund (incorporated by reference from Exhibit 4(k) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (l) Roth Individual Retirement Annuity Rider (Group) Fund (incorporated by reference from Exhibit 4(l) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (m) Deferred Combination Variable and Fixed Annuity Contract (Individual) Fund (incorporated by reference from Exhibit 4(m) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (n)  Section 72 Rider  (Individual)  Fund  (incorporated  by reference from
          Exhibit 4(n) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (o) Individual Retirement Annuity Rider (Individual) Fund (incorporated by reference from Exhibit 4(o) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (p) Simple Individual Retirement Annuity Rider (Individual) Fund (incorporated by reference from Exhibit 4(p) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (q) 403(b) Rider (Individual) Fund (incorporated by reference from Exhibit 4(q) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (r) Roth Individual Retirement Annuity Rider (Individual) Fund (incorporated by reference from Exhibit 4(r) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (s)  Individual Deferred Combination Variable and Fixed Annuity Application
          (Old) Fund (incorporated by reference from Exhibit 4(s) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (t)  Individual Deferred Combination Variable and Fixed Annuity Application
          (PE) Fund (incorporated by reference from Exhibit 4(t) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (u)  Individual Deferred Combination Variable and Fixed Annuity Application
          (New) Fund (incorporated by reference from Exhibit 4(u) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (v) Enrollment Form Fund (incorporated by reference from Exhibit 4(v) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

10. (a) Form of Services Agreement between Directed Services, Inc. and ReliaStar Life Insurance Company of New York Fund (incorporated by reference from Exhibit 10(a) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (b) Form of Administrative Services Agreement between ReliaStar Life Insurance Company of New York and Golden American Life Insurance Company Fund (incorporated by reference from Exhibit 10(b) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (c) Form of Administrative Services Agreement between ReliaStar Life Insurance Company of New York and Equitable Life Insurance Company of Iowa Fund (incorporated by reference from Exhibit 10(c) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (d) Form of Asset Management Agreement between ReliaStar Life Insurance Company of New York and ING Investment Management LLC Fund (incorporated by reference from Exhibit 10(i) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (e) Form of Participation between ReliaStar Life Insurance Company of New York and ING Variable Insurance Trust Fund (incorporated by reference from Exhibit 10(k) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (f) Form of Participation between ReliaStar Life Insurance Company of New York and ING Variable Insurance Trust Fund (incorporated by reference from Exhibit 10(l) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938)

     (g) Federal Tax Sharing Agreement by and between ReliaStar Life Insurance Company of New York, ReliaStar Life Insurance Company and ReliaStar Financial Corp., effective 5/1/02.

     (h) Management Services Agreement by and between ReliaStar Life Insurance Company of New York and ReliaStar Financial Corp., effective 1/1/98.

     (i) Management Services Agreement by and between ReliaStar Life Insurance Company of New York and ReliaStar Life Insurance Company, effective 6/1/99.

     (j) Intercompany Credit Agreement by and between ReliaStar Life Insurance Company of New York and affiliated companies of RLNY, effective 2/1/00.

     (k) Management Services Agreement by and between ReliaStar Life Insurance Company of New York and Security-Connecticut Life Insurance Company, effective 6/1/99.

               First Amendment to Management  Services  Agreement by and between
               ReliaStar    Life    Insurance    Company   of   New   York   and
               Security-Connecticut Life Insurance Company, effective 2/5/01

(b)  Reports on form 8-K.

     None.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                          Page
                                                                        -------

Report of Independent Auditors........................................     50

I.   Summary of Investments - Other than Investments in Affiliates
     as of December 31, 2002..........................................     51

IV.  Reinsurance as of and for the years ended December 31, 2002,
     2001 and 2000....................................................     52

Schedules other than those listed above are omitted because they are not required or not applicable.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
ReliaStar Life Insurance Company of New York

We have audited the financial statements of ReliaStar Life Insurance Company of New York as of December 31, 2002 and 2001 ("Successor Company"), and for the years then ended, and for the period from September 1, 2000 to December 31, 2000 ("Successor Company"), and for the period from January 1, 2000 to August 31, 2000 ("Preacquisition Company"), and have issued our report thereon dated March 21, 2003. Our audits also included the financial statement schedules listed in
Item 15. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                     /s/ Ernst & Young LLP

Atlanta, Georgia
March 21, 2003






                                                       SCHEDULE I
                              Summary of Investments - Other than Investments in Affiliates
                                                 As of December 31, 2002
                                                       (Millions)


                                                                                                         Amount
                                                                                                        shown on
Type of Investment                                                        Cost           Value*       Balance Sheet
-------------------------------------------------------------------------------------------------------------------
Fixed maturities:
    U.S. government and government agencies and authorities           $      96.6     $      98.4    $      98.4
    States, municipalities and political subdivisions                         1.7             1.8            1.8
    U.S. corporate securities                                               909.6           973.7          973.7
    Foreign securities (1)                                                    3.4             3.8            3.8
    Mortgage-backed securities                                              367.4           375.5          375.5
    Other asset-backed securities                                           145.2           149.2          149.2
    Less: Fixed maturities pledged to creditors                               0.9             0.9            0.9
                                                                    -----------------------------------------------
       Total fixed maturities securities                                  1,523.0         1,601.5        1,601.5
                                                                    -----------------------------------------------

Equity securities:
                                                                    -----------------------------------------------
       Total equity securities                                                4.4             4.4            4.4
                                                                    -----------------------------------------------

Short term investments                                                       55.6            55.6           55.6
Mortgage loans                                                              243.6           275.6          243.6
Policy loans                                                                 85.2            85.2           85.2
Other investments                                                            11.9            11.9           11.9
Securities pledged to creditors                                               0.9             0.9            0.9
                                                                    -----------------------------------------------
       Total investments                                              $   1,924.6     $   2,035.1    $   2,003.1
===================================================================================================================

*    See Notes 2 and 3 of Notes to Financial Statements.
(1)  The  term  "foreign"  includes  foreign   governments,   foreign  political
     subdivisions,  foreign  public  utilities  and all other  bonds of  foreign
     issuers.   Substantially  all  of  the  Company's  foreign  securities  are denominated in U.S. dollars.




                                                 SCHEDULE IV
                                           Reinsurance Information
                       As of and for the years ended December 31, 2002, 2001 and 2000
                                                 (Millions)
                                                                                              Percentage of
  (Millions)                                  Gross       Ceded      Assumed        Net      assumed to net
--------------------------------------------------------------------------------------------------------------
  YEAR ENDED DECEMBER 31, 2002
  Life insurance in Force                   $  40.6     $  12.7       $  4.2    $  32.1           13.2 %

  Premiums:
    Life insurance                            221.1        36.2          4.0      188.9
    Accident and health insurance              20.4        15.0          -          5.4
    Annuities                                   6.6         0.1          -          6.5
                                        ------------------------------------------------------
  Total Premiums                            $ 248.1     $  51.3       $  4.0    $ 200.8
                                        ======================================================

  YEAR ENDED DECEMBER 31, 2001
  Life insurance in Force                   $  38.4     $  10.7       $  4.3    $  31.9           13.3 %

  Premiums:
    Life insurance                            217.1        32.2          3.3      188.2
    Accident and health insurance              16.6        12.4          -          4.2
    Annuities                                   4.2         -            -          4.2
                                        ------------------------------------------------------
  Total Premiums                            $ 237.9     $  44.6       $  3.3    $ 196.6
                                        ======================================================

  YEAR ENDED DECEMBER 31, 2000
  Life insurance in Force                   $  36.1     $   9.1       $  2.9    $  30.0           10.0 %

  Premiums:
    Life insurance                            204.0        28.8          2.9      178.1
    Accident and health insurance              14.7        11.6          -          3.1
    Annuities                                   9.1         -            -          9.1
                                        ------------------------------------------------------
  Total Premiums                            $ 227.8     $  40.4       $  2.9    $ 190.3
                                        ======================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ReliaStar Life Insurance Company of New York
                                    --------------------------------------------
                                                       (Registrant)

March 24, 2003                      By      /s/ Cheryl L. Price
---------------                         ----------------------------------------
   (Date)                                Cheryl L. Price
                                         Vice President, Chief Financial Officer
                                         and Chief Accounting Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 27, 2003

         SIGNATURES                                        TITLE

/s/  Cheryl L. Price                                Vice President,
-----------------------------                       Chief Financial Officer
     Cheryl L. Price                                and Chief Accounting Officer


/s/  James R. Gelder                                Director, President
-----------------------------                       & Chief Executive Officer
     James R. Gelder


/s/  Allan Baker                                    Director and
-----------------------------                       Senior Vice President
     Allan Baker

/s/  R. Michael Conley                              Director
-----------------------------
     R. Michael Conley


/s/  Robert W. Crispin                              Director
-----------------------------
     Robert W. Crispin


/s/  Keith Gubbay                                   Director
-----------------------------
     Keith Gubbay


/s/  Ulric Haynes, Jr.                              Director
-----------------------------
     Ulric Haynes, Jr.

         SIGNATURES                                       TITLE


/s/  P. Randall Lowery                              Director
------------------------------
     P. Randall Lowery


/s/  Fioravante G. Perrotta                         Director
------------------------------
     Fioravante G. Perrotta


/s/  Stephen J. Preston                             Director and
------------------------------                      Senior Vice President
     Stephen J. Preston


/s/  Mark A. Tullis                                 Director
------------------------------
     Mark A. Tullis


/s/  Charles B. Updike                              Director
------------------------------
     Charles B. Updike


/s/  Ross M. Weale                                  Director
------------------------------
     Ross M. Weale

                                  CERTIFICATION

I, Cheryl L. Price, certify that:

1.   I have reviewed this annual report on Form 10-K of ReliaStar of New York.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies, defenses and material weaknesses.

Date:    March 24, 2003
         --------------

By       /s/ Cheryl L. Price
         -------------------------------------
         Cheryl L. Price
         Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

                                  CERTIFICATION

I, James R. Gelder, certify that:

1. I have reviewed this annual report on Form 10-K of ReliaStar Life Insurance Company of New York;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies, defenses and material weaknesses.

Date     March 24, 2003
         --------------

By       /s/ James R. Gelder
         ------------------------------------
         James R. Gelder
         Chief Executive Officer