Form 10-Q
period 2003-03-31
RELIASTAR LIFE INSURANCE CO OF NEW YORK
filed 2003-05-13
CIK 1163710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              March 31, 2003
                                           -------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from                      to
                                           ----------------      ---------------



Commission file number:    333-104539, 333-104546, 333-104547, 333-104548,
                           333-57212

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,377,863 shares of Common Stock as of May 12, 2003, all of which were directly owned by Security-Connecticut Life Insurance Company.

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




                                             RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                              (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)

                                              Form 10Q for period ended March 31, 2003

                                                                INDEX
                                                                                                                              PAGE
                                                                                                                          ----------
PART I.              FINANCIAL INFORMATION  (UNAUDITED)

   Item 1.              Financial Statements:
                        Condensed Statements of Income..........................................................                  3
                        Condensed Balance Sheets................................................................                  4
                        Condensed Statements of Changes in Shareholder's Equity.................................                  5
                        Condensed Statements of Cash Flows......................................................                  6
                        Notes to Condensed Financial Statements.................................................                  7

   Item 2.           Management's Narrative Analysis of the Results of Operations and
                      Financial Condition.......................................................................                 10

   Item 4.           Controls and Procedures....................................................................                 15

PART II.             OTHER INFORMATION

   Item 1.           Legal Proceedings..........................................................................                 16

   Item 6.           Exhibits and Reports on Form 8-K...........................................................                 16

   Signatures        ...........................................................................................                 17

   Certifications     ..........................................................................................                 18




                                                                 2


PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                              (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)

                                                   CONDENSED STATEMENTS OF INCOME
                                                             (Unaudited)
                                                             (Millions)

                                                                                  Three months ended March 31,
                                                                                    2003                 2002
                                                                              ----------------     ----------------
 Revenues:
     Premiums                                                                 $     19.9            $     14.2
     Fee income                                                                     24.9                  24.1
     Net investment income                                                          28.6                  28.8
     Net realized capital losses                                                    (0.2)                 (6.0)
     Other income                                                                    2.0                   2.1
                                                                              ----------------     ----------------
Total revenue                                                                       75.2                  63.2
                                                                              ----------------     ----------------

Benefits, losses and expenses:
     Benefits:
         Interest credited and other benefits to policyholders                      43.8                  35.6
     Underwriting, acquisition, and insurance expenses:
         General expenses                                                           10.4                  16.8
         Amortization deferred policy acquisition costs and value of
           business acquired                                                         4.0                  16.6

                                                                              ----------------     ----------------
Total benefits, losses and expenses                                                 58.2                  69.0
                                                                              ----------------     ----------------
Income (loss) before income taxes                                                   17.0                  (5.8)
Income tax expense (benefit)                                                         5.9                  (2.0)
                                                                              ----------------     ----------------

Net income (loss)                                                             $     11.1            $     (3.8)
                                                                              ================     ================


                                            See Notes to Condensed Financial Statements.

                                                                 3



                                             RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                              (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)

                                                      CONDENSED BALANCE SHEETS
                                                    (Millions, except share data)

                                                                                 March 31,
                                                                                    2003            December 31,
                                                                                (Unaudited)             2002
                                                                              ----------------     ----------------
Assets
------
Investments:
     Fixed maturities, available for sale, at fair value (amortized cost of
       $1,462.9 at 2003 and $1,523.0 at 2002)                                 $   1,551.3          $   1,601.5
     Equity  securities,  at fair  value  (cost  of $4.5 at 2003 and $4.4 at
       2002)                                                                          4.5                  4.4
     Mortgage loans on real estate                                                  238.5                243.6
     Policy loans                                                                    85.0                 85.2
     Short-term investments                                                         161.2                 55.6
     Other investments                                                               12.3                 11.9
     Securities pledged  to creditors (amortized cost of $145.9 at 2003 and
         $0.9 at 2002)                                                              146.1                  0.9
                                                                              ----------------     ----------------
Total investments                                                                 2,198.9              2,003.1

Cash and cash equivalents                                                            26.7                  2.4
Accrued investment income                                                            19.3                 19.3
Accounts and notes receivable                                                         -                    6.9
Reinsurance recoverable                                                              58.0                 54.6
Deferred policy acquisition costs                                                    66.9                 61.3
Value of  business acquired                                                          50.5                 48.2
Deferred income taxes                                                                21.4                 26.1
Other assets                                                                          6.7                  5.2
Assets held in separate accounts                                                    403.7                429.4
                                                                              ----------------     ----------------
Total assets                                                                  $   2,852.1          $   2,656.5
                                                                              ================     ================

Liabilities and Shareholder's Equity
-------------------------------------
Policy liabilities and accruals:
     Future policy benefits and claims reserves                               $   1,586.1          $   1,595.6
     Unearned premiums                                                                0.3                  0.2
     Other policy claims and benefits payable                                        44.7                 26.6
     Other policyholder's funds                                                      24.9                 23.3
                                                                              ----------------     ----------------
Total policy liabilities and accruals                                             1,656.0              1,645.7

Note payable                                                                          8.3                  -
Current income taxes                                                                 10.3                 12.3
Other borrowed money                                                                248.1                 74.2
Other liabilities                                                                    85.9                 69.1
Liabilities related to separate accounts                                            403.7                429.4
                                                                              ----------------     ----------------
Total liabilities                                                                 2,412.3              2,230.7
                                                                              ----------------     ----------------

Shareholder's equity:
     Common stock (1,377,863 shares authorized, issued and outstanding;
       $2.00 per share par value)                                                     2.8                  2.8
     Additional paid-in capital                                                   1,219.6              1,225.6
     Accumulated other comprehensive income                                          44.3                 35.4
     Retained deficit                                                              (826.9)              (838.0)
                                                                              ----------------     ----------------
Total shareholder's equity                                                          439.8                425.8
                                                                              ----------------     ----------------
Total liabilities and shareholder's equity                                    $   2,852.1          $   2,656.5
                                                                              ================     ================


                                            See Notes to Condensed Financial Statements.

                                                                 4


                                             RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                              (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)

                                       CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                                             (Unaudited)
                                                             (Millions)

                                                                                   Three Months Ended March 31,
                                                                                    2003                 2002
                                                                              ----------------     ----------------
Shareholder's equity, beginning of period                                     $     425.8          $   1,212.7
Comprehensive income
     Net income (loss)                                                               11.1                 (3.8)
     Other comprehensive income net of tax: Unrealized gain on securities
       ($13.7 and $22.8, pretax year to date)                                         8.9                 14.8
                                                                              ----------------     ----------------
Total comprehensive income                                                           20.0                 11.0

Additional paid in capital                                                            -                   31.1
Dividend                                                                             (6.0)                (3.6)
                                                                              ----------------     ----------------
Shareholder's equity, end of period                                           $     439.8          $   1,251.2
                                                                              ================     ================



                                            See Notes to Condensed Financial Statements.

                                                                 5


                                            RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                             (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                             (Millions)

                                                                          Three months ended March 31,
                                                                          2003                    2002
                                                                  --------------------    --------------------

Net cash provided by operating activities                         $      47.3             $      12.3

Cash Flows from Investing Activities:
     Proceeds from the sale of:
         Fixed maturities available for sale                            733.1                   483.1
         Equity securities                                                -                       1.1
     Investment maturities and collections of:
         Mortgage loans                                                   5.1                    (4.0)
     Acquisition of investments:
         Fixed maturities available for sale                           (818.3)                 (502.5)
         Equity securities                                               (0.1)                    -
         Short-term investments                                        (105.6)                  (73.0)
     Decrease in policy loans                                             0.2                     0.6
     Other, net                                                          (1.4)                   (1.8)
                                                                  --------------------    --------------------
Net cash used for investing activities                                 (187.0)                  (96.5)

Cash Flows from Financing Activities:
     Deposits and interest credited for investment contracts             37.9                    34.3
     Maturities and withdrawals from insurance and investment
       contracts                                                        (41.8)                  (10.7)
     Increase in borrowed money                                         173.9                    77.7
     Dividends to shareholder                                            (6.0)                   (3.6)
                                                                  --------------------    --------------------
Net cash provided by financing activities                               164.0                    97.7
                                                                  --------------------    --------------------

Net increase in cash and cash equivalents                                24.3                    13.5
Cash received from First Golden                                           -                       5.8
Cash and cash equivalents, beginning of period                            2.4                   (17.5)
                                                                  --------------------    --------------------
Cash and cash equivalents, end of period                          $      26.7             $       1.8
                                                                  ====================    ====================




                                            See Notes to Condensed Financial Statements.




RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A WHOLLY-OWNED SUBSIDIARY OF SECURITY-CONNECTICUT LIFE INSURANCE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

ReliaStar Life Insurance Company of New York ("RLNY" or the "Company") is a wholly-owned subsidiary of Security-Connecticut Life Insurance Company ("Security-Connecticut") which is a wholly-owned subsidiary of ReliaStar Life Insurance Company ("ReliaStar Life") who is ultimately owned by ING Groep, N.V. ("ING"), a financial services company based in the Netherlands.

The condensed financial statements and notes as of March 31, 2003 and December 31, 2002 and for the three-month periods ended March 31, 2003 and 2002 ("interim periods") have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company's 2002 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. Certain reclassifications have been made to 2002 financial information to conform to the 2003 presentation.

The Company conducts its business through one reporting segment, U.S. Financial Services ("USFS"), and all revenue reported by the Company is derived from external customers.

2.  RECENTLY ADOPTED ACCOUNTING STANDARDS

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

During 2002, the Company adopted Financial Accounting Standards Board ("FASB") No. 142, "Goodwill and Other Intangible Assets," ("FAS No.142"). The adoption of this standard resulted in an impairment loss of $865.0 million which was recorded by the Company in the fourth quarter of 2002. This impairment loss represents the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Income Statement. Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

3.   DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred Policy Acquisition Costs ("DAC") is an asset, which represents certain costs of acquiring certain insurance business, which are deferred and amortized. These costs, all of which vary with and are primarily related to the production of new and renewal business, consist principally of commissions, certain underwriting and contract issuance expenses, and certain agency expenses. Value of Business Acquired ("VOBA") is an asset, which represents the present value of estimated net cash flows embedded in the Company's contracts, which existed at the time the Company was acquired by ING. DAC and VOBA are evaluated for recoverability at each balance sheet date and these assets are reduced to the extent that gross profits are inadequate to recover the asset.

The amortization methodology varies by product type based upon two accounting standards: FAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("FAS No. 60") and FAS No. 97, "Accounting and Reporting by Insurance enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investment" ("FAS No. 97").

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

VOBA activity for the three months ended March 31, 2003 was as follows:

     (Millions)

--------------------------------------------------- ----------------------
     Balance at December 31, 2002                   $      48.2
     Adjustment for FAS No. 115                             2.7
     Additions                                              1.0
     Interest accrued at 7%                                 0.6
     Amortization                                          (2.0)
--------------------------------------------------- ----------------------
     Balance at March 31, 2003                      $      50.5
=================================================== ======================

4.   INVESTMENTS

IMPAIRMENTS

During the first three months of 2003, the Company determined that seven fixed maturities had other than temporary impairments. As a result, at March 31, 2003, The Company recognized a total pre-tax loss of $4.6 million to reduce the carrying value of the fixed maturities to their combined fair value of $6.5 million at the time of impairment. During the first three months of 2002, the Company determined that two fixed maturities had other than temporary impairments. As a result, at March 31, 2002, The Company recognized a total pre-tax loss of $0.9 million to reduce the carrying value of the fixed maturities to their combined fair value of $0.9 million.

5.  Income Taxes

The Company's effective tax rate was 34.7% and 34.5% for the three months ended March 31, 2003 and March 31, 2002, respectively, which approximates the federal income tax rate of 35.0%.

6. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. The Company makes investments in limited partnerships on a subscription basis. At March 31, 2003 and December 31, 2002, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $48.9 million and $26.2 million, respectively.

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

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The following narrative analysis of the results of operations and financial condition presents a review of ReliaStar Life Insurance Company of New York ("RLNY" or the "Company") as of March 31, 2003 and December 31, 2002 and for the three month periods ended March 31, 2003 and 2002. This review should be read in conjunction with the condensed consolidated financial statements and other data presented herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2002 Annual Report on Form 10-K.

NATURE OF BUSINESS

The Company is principally engaged in the business of providing life insurance and related financial services products. The Company provides and distributes individual life insurance and annuities, employee benefit products and services and retirement plans.

RECENTLY ADOPTED ACCOUNTING STANDARDS

ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets," ("FAS No.142"). The adoption of this standard resulted in an impairment loss of $865.0 million which was recorded by the Company in the fourth quarter of 2002. This impairment loss represents the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Income Statement. Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the condensed financial statements.

INVESTMENT IMPAIRMENT TESTING

The Company reviews the general account investments for impairments by analyzing the amount and length of time amortized cost has exceeded fair value, and by making certain estimates and assumptions regarding the issuing companies' business prospects, future economic conditions and market forecasts. Based on the facts and circumstances of each case, management uses judgement in deciding whether any calculated impairments are temporary or other than temporary. For those impairments judged to be other than temporary, the Company reduces the carrying value of those investments to the current fair value and records impairment losses for the difference.

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

FORWARD-LOOKING INFORMATION/RISK FACTORS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission ("SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates (for additional information, see the Legal Initiatives section below). Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

RESULTS OF OPERATIONS

Premiums for the three months ended March 31, 2003, increased by $5.7 million compared to the same period in 2002. The growth of premiums is attributed to growth in the Company's life insurance products.

Fee income and other income for the three months ended March 31, 2003, increased by $0.7 million compared to the same period in 2002. The variance is primarily due to the increase due to growth in the life insurance products being offset by decreases in fee income on variable annuity assets which decreased as a result of market declines.

Net investment income for the three months ended March 31, 2003, decreased by $0.2 million compared to the same period in 2002. The variance is due primarily to the decrease in yield and declining interest rates partially offset by an increase in assets.

Net realized capital gains for the three months ended March 31, 2003 increased by $5.8 million compared to the same period in 2002, primarily due to a decrease in the treasury rate. The 10 year treasury yield (constant maturities) was 4.03% at December 31, 2002 and 3.81% at March 31, 2003. In a declining rate environment, the market value of fixed maturities held in the Company's portfolio increases assuming no credit deterioration. The increase in net realized gains reflects the impact of this variable on the overall sale of fixed maturities and the trend in realized gain is consistent with the interest rate environment.

Interest credited and other benefits to policyholders for the three months ended March 31, 2003, increased by $8.2 million compared to the same period in 2002. This increase is the result of higher future policy benefits and claim reserves.

General expenses for the three months ended March 31, 2003, decreased by $6.4 million compared to the same period in 2002. This reduction is attributed to a lower allocation of corporate and service charges from the Company's parent and other affiliates who provide services to the Company, due to increased efficiencies gained from ING's company-wide cost reduction efforts.

Amortization of deferred policy acquisition costs and value of business acquired for the three months ended March 31, 2003, decreased by $12.6 million compared to the same period in 2002. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality, lapse, premium persistency, expenses, and asset growth. The decrease in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

Net income increased by $14.9 million for the three months ended March 31, 2003, as compared to the year ended December 31, 2002, primarily due to a decrease in DAC amortization and a lower allocation of corporate and service charges from the Company's parent and other affiliates who provide services to the Company and a decrease in realized capital losses.

FINANCIAL CONDITION
INVESTMENTS

FIXED MATURITIES

At March 31, 2003 and December 31, 2002, the Company's carrying value of available for sale fixed maturities including fixed maturities pledged to creditors (hereinafter referred to as "total fixed maturities") represented 77.2% and 80.0%, respectively, of the total general account invested assets. Total fixed maturities including securities pledged to creditors reflected net unrealized capital gains of $88.6 million and $78.5 million at March 31, 2003 and December 31, 2002, respectively.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ at March 31, 2003 and December 31, 2002.

Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

                                       March 31, 2003       December 31, 2002
-------------------------------------------------------------------------------
AAA                                         42.2%                 44.9%
AA                                           5.9                   4.7
A                                           22.6                  20.6
BBB                                         22.8                  23.6
BB                                           4.9                   4.2
B and Below                                  1.6                   2.0
-------------------------------------------------------------------------------
Total                                      100.0%                100.0%
===============================================================================


The percentage of total fixed maturities by market sector is as follows:

                                        March 31, 2003      December 31, 2002
-------------------------------------------------------------------------------
U.S. Corporate                               51.5%                54.0%
Residential Mortgage-backed                  21.7                 23.4
Commercial/Multifamily Mortgage-backed        6.6                  7.0
Foreign (1)                                   6.1                  0.2
U.S. Treasuries/Agencies                      6.7                  6.1
Asset-backed                                  7.4                  9.3
-------------------------------------------------------------------------------
         Total                              100.0%               100.0%
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

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company maintains a perpetual $30 million revolving note facility with a National Bank and a $30.0 million revolving note facility with a National Bank, which expires on July 30, 2003. Management believes that these sources of liquidity are adequate to meet the Company's short-term cash obligations.

The National Association of Insurance Commissioners' ("NAIC") risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a Company's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that the Company has total adjusted capital above all required capital levels.

LEGISLATIVE INITATIVES

During 2003, the Bush Administration introduced a budget proposing changes to federal income taxes, which Congress is now considering. The main item is the elimination of the double taxation of corporate dividends. Other legislative proposals under consideration would repeal the estate tax permanently and make changes to nonqualified deferred compensation arrangements.

Some of these proposals, if enacted, could have a material effect on life insurance, annuity and other retirement savings product sales. The impact on the Company's tax position and products is uncertain at this time.


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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    None.

               (b)  Reports on Form 8-K.

                    None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                                 --------------------------------------------
                                              (Registrant)




May 12, 2003                 By    /s/ Cheryl L. Price
   (Date)                    ---------------------------------------------
                                   Cheryl L. Price
                                   Vice President, Chief Financial Officer
                                   and Chief Accounting Officer
                                   (Duly Authorized Officer and Principal
                                   Financial Officer)

                                  CERTIFICATION

I, Cheryl L. Price, certify that:

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


Date     May 12, 2003
         ------------

By        /s/ Cheryl L. Price
          ----------------------------------------------------
            Cheryl L. Price
            Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)

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

Date     May 12, 2003
         ------------


By         /s/ James R. Gelder
           ---------------------------------------------------
              James R. Gelder
              President
             (Duly Authorized Officer and Chief Executive Officer)