Form 10-Q
period 2003-06-30
RELIASTAR LIFE INSURANCE CO OF NEW YORK
filed 2003-08-14
CIK 1163710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________  to


     Commission file number: 333-104540
                             ----------


                     ReliaStar Life Insurance Company of New York
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                                              53-0242530
--------------------------------------------------------------------------------
State or other jurisdiction of incorporation or organization) (IRS employer identification no.)

1000 Woodbury Road, Suite 208, Woodbury, New York                          11797
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 12, 2003, 250,000 shares of Common Stock, $10 Par Value, are authorized, issued, and outstanding, all of which were directly owned by Equitable Life Insurance Company of Iowa. As of August 12, 2003, 50,000 shares of Preferred Stock, $5,000 Par Value, are authorized. None Outstanding.

NOTE: WHEREAS GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                  RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
   (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company
                  Form 10-Q for the period ended June 30, 2003


                                       INDEX


PART I.           FINANCIAL INFORMATION (Unaudited)                                                   PAGE
                                                                                                     -----

   Item 1.        Financial Statements:

                  Condensed Consolidated Statements of Income                                           3
                  Condensed Consolidated Balance Sheets                                                 4
                  Condensed Consolidated Statements of Changes in
                    Shareholder's Equity                                                                5
                  Condensed Consolidated Statements of Cash Flows                                       6
                  Notes to Condensed Consolidated Financial Statements                                  7

   Item 2.        Management's Narrative Analysis of the Results of
                    Operations and Financial Condition                                                 11

   Item 4.        Controls and Procedures                                                              18

PART II.          OTHER INFORMATION

   Item 1.        Legal Proceedings                                                                    19

   Item 6.        Exhibits and Reports on Form 8-K                                                     19

   Signatures                                                                                          20

   Certifications                                                                                      21

PART I.       FINANCIAL INFORMATION (UNAUDITED)

Item 1.       Financial Statements


                  RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
   (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)


                         Condensed Statements of Income
                                   (Unaudited)
                                   (Millions)



                                                   Three months ended June 30,         Six months ended June 30,
                                                      2003             2002              2003             2002
                                                 ---------------- ----------------  ---------------- ----------------

Revenue:
    Premiums                                           $    21.5        $    19.1         $    41.4        $    33.4
    Fee income                                              22.5             23.2              47.4             47.1
    Net investment income                                   33.5             38.4              62.1             67.2
    Net realized capital gains (losses)                      6.3             (2.2)              6.1             (8.1)
    Other income                                             2.3              3.5               4.3              5.5
                                                 ---------------- ----------------  ---------------- ----------------
Total revenue                                               86.1             82.0             161.3            145.1
                                                 ---------------- ----------------  ---------------- ----------------

Benefits, losses and expenses:
    Benefits:
      Interest credited and other
        benefits to policyholders                           42.1             45.1              85.9             84.0
    Underwriting, acquisition, and
        insurance expenses:
          General expenses                                  11.3              7.0              21.7             23.7
    Amortization of deferred policy
      acquisition costs and value of
      business acquired                                      7.9             (0.4)             11.9              8.8
                                                 ---------------- ----------------  ---------------- ----------------
Total benefits, losses and expenses                         61.3             51.7             119.5            116.5
                                                 ---------------- ----------------  ---------------- ----------------
Income before income taxes                                  24.8             30.3              41.8             28.6
Income tax expense                                           8.7             10.6              14.6              9.8
                                                 ---------------- ----------------  ---------------- ----------------
Net income                                             $    16.1        $    19.7         $    27.2        $    18.8
                                                 ================ ================  ================ ================


   The accompanying notes are an integral part of these financial statements

                  RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
   (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)


                            Condensed Balance Sheets
                          (Millions, except share data)

                                                                                     June 30, 2003     December 31,
                                                                                      (Unaudited)          2002
                                                                                    ----------------  ----------------

Assets
Investments:
    Fixed maturities, available for sale, at fair value (amortized cost of
      $1,538.9 at 2003 and $1,523.0 at 2002)                                             $   1,653.7       $   1,601.5
    Equity securities at fair value (cost of $4.6 at 2003 and $4.4 at 2002)                     4.6               4.4
    Mortgage loans on real estate                                                             227.2             243.6
    Policy loans                                                                               85.8              85.2
    Short-term investments                                                                     92.2              55.6
    Other investments                                                                          14.0              11.9
    Securities pledged to creditors (amortized cost of
      $79.8 at 2003 and $0.9 at 2002)                                                          82.4               0.9
                                                                                    ----------------  ----------------
Total investments                                                                           2,159.9           2,003.1

Cash and cash equivalents                                                                       2.8               2.4
Accrued investment income                                                                      19.9              19.3
Accounts and notes receivable                                                                   4.8               6.9
Reinsurance recoverable                                                                        56.2              54.6
Deferred policy acquisition costs                                                              51.2              61.3
Value of business acquired                                                                     45.6              48.2
Deferred income taxes                                                                           9.9              26.1
Receivable for securities sold                                                                 12.1               0.5
Other assets                                                                                    6.5               4.7
Assets held in separate accounts                                                              448.5             429.4
                                                                                    ----------------  ----------------
Total assets                                                                            $   2,817.4       $   2,656.5
                                                                                    ================  ================

Liabilities and Shareholder's Equity
Policy liabilities and accruals:
    Future policy benefits and claims' reserves                                         $   1,596.9       $   1,580.5
    Unearned premiums                                                                           0.4               0.2
    Other policy claims and benefits payable                                                   40.8              41.7
    Other policyholder's funds                                                                 25.1              23.3
                                                                                    ----------------  ----------------
Total liabilities and accruals                                                              1,663.2           1,645.7

Current income taxes                                                                            4.4              12.3
Other borrowed money                                                                          161.3              74.2
Payables for securities purchased                                                              18.6                 -
Other liabilities                                                                              67.0              69.1
Liabilities related to separate accounts                                                      448.5             429.4
                                                                                    ----------------  ----------------
Total liabilities
                                                                                            2,363.0           2,230.7
Shareholder's equity
    Common stock (1,377,863 shares authorized, issued and
      outstanding; $2.00 per share par value)                                                   2.8               2.8
    Additional paid-in capital                                                              1,213.1           1,225.6
    Accumulated other comprehensive income                                                     49.3              35.4
    Retained deficit                                                                         (810.8)           (838.0)
                                                                                    ----------------  ----------------
Total shareholder's equity                                                                    454.4             425.8
                                                                                    ----------------  ----------------
Total liabilities and shareholder's equity                                              $   2,817.4       $   2,656.5
                                                                                    ================  ================



   The accompanying notes are an integral part of these financial statements

             Condensed Statements of Changes in Shareholder's Equity
                                   (Unaudited)
                                   (Millions)

                                                                                      Six Months Ended June 30,
                                                                                       2003              2002
                                                                                  ---------------   -------------
Shareholder's equity, beginning of period                                             $    425.8      $   1,212.7
Comprehensive income:
    Net income                                                                              27.2             18.8
    Other comprehensive income net of tax: Unrealized gain
      on securities ($21.4 and $24.2, pretax year to date)                                  13.9             15.7
                                                                                  ---------------   --------------
Total comprehensive income                                                                  41.1             34.5

Additional paid-in capital                                                                     -             31.1
Dividends                                                                                  (12.5)            (7.2)
                                                                                  ---------------   --------------
Shareholder's equity, end of period                                                   $    454.4      $   1,271.1
                                                                                  ===============   ==============

   The accompanying notes are an integral part of these financial statements

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (Millions)


                                                                                     Six months ended June 30,
                                                                                      2003              2002
                                                                                 ----------------  ----------------
Net cash provided by operating activities                                              $    33.1      $    112.3

Cash Flows from Investing Activities
   Proceeds from the sale of:
      Fixed maturities available for sale                                                1,471.3           856.8
      Equity securities                                                                     (0.2)           (1.3)
    Investment maturities and collections of:
      Fixed maturities available for sale                                                      -            17.5
      Mortgage loans                                                                        16.4             7.2
    Acquisition of investments:
      Fixed maturities available for sale                                               (1,560.1)         (980.1)
      Short-term investments                                                               (36.6)          (86.6)
    Other, net                                                                              (2.7)           (2.2)
                                                                                 ----------------  ----------------
Net cash used for investing activities                                                    (111.9)         (188.7)
                                                                                 ----------------  ----------------
Cash Flows from Financing Activities
    Deposits and interest credited for investment contracts                                 28.5            75.2
    Maturities and withdrawals from insurance and investment contracts                     (23.9)           (68.7)
    Increase in borrowed money                                                              87.1             87.1
    Dividends to shareholders                                                              (12.5)            (7.2)
                                                                                 ----------------  ----------------
Net cash provided by financing activities                                                   79.2             86.4
                                                                                 ----------------  ----------------
Net increase in cash and cash equivalents                                                    0.4             10.0
Cash received from First Golden                                                                -              5.8
Cash and cash equivalents (cash overdraft), beginning of period                              2.4            (17.5)
                                                                                 ----------------  ----------------
Cash and cash equivalents (cash overdraft), end of period                              $     2.8        $    (1.7)
                                                                                 ================  ================

   The accompanying notes are an integral part of these financial statements

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
(A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------


1.     Basis of Presentation

ReliaStar Life Insurance Company of New York ("RLNY", or the "Company") is a provider of financial products and services in the United States. The Company is a wholly-owned subsidiary of Security-Connecticut Life Insurance Company ("Security-Connecticut"). Security-Connecticut is a wholly-owned subsidiary of ReliaStar Life Insurance Company ("ReliaStar Life"). ReliaStar Life's ultimate parent is ING Groep N.V. ("ING"), a financial services company based in The Netherlands.

The condensed financial statements and notes as of June 30, 2003 and December 31, 2002 and for the three and six-month periods ended June 30, 2003 and 2002 ("interim periods") have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company's 2002 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. Certain reclassifications have been made to 2002 financial information to conform to the 2003 presentation.

The Company conducts its business through one operating segment, U.S. Financial Services ("USFS"), and all revenue reported by the Company is predominantly derived from external customers.

2.     Recently Adopted Accounting Standards

Accounting for Goodwill and Other Intangible Assets

During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets" ("FAS No.142"). The adoption of this standard resulted in an impairment loss of $865.0 million which was recorded by the Company in the fourth quarter of 2002. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Income Statement. Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

3.     New Accounting Pronouncements

In July 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which the Company intends to adopt on January 1, 2004. The impact on the consolidated financial statements is not known at this time.

4.     Deferred Policy Acquisition Costs and Value of Business Acquired

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

The amortization methodology varies by product type based upon two accounting standards: FAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("FAS No. 60") and FAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments" ("FAS No. 97").

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

VOBA activity for the six months ended June 30, 2003 was as follows:


         (Millions)
         ------------
         Balance at December 31, 2002                                                      $      48.2
             Adjustment for FAS No. 115                                                           (3.4)
             Additions                                                                             5.0
             Interest accrued at 7%                                                                0.5
             Amortization                                                                         (4.7)
                                                                                           ------------
         Balance at June 30, 2003                                                          $      45.6
                                                                                           ============

5.     Investments

Impairments

During the three months ended June 30, 2003, the Company determined that three fixed maturities had other than temporary impairments. As a result, for the three months ended June 30, 2003, the Company recognized a pre-tax loss of $0.2 million to reduce the carrying value of the fixed maturities to their fair value of $1.2 million at the time of impairment. During the three months ended June 30, 2002, the Company determined that four fixed maturities had other than temporary impairments. As a result, for the three months ended June 30, 2002, the Company recognized a pre-tax loss of $0.6 million to reduce the carrying value of the fixed maturities to their fair value of $1.8 million at the time of impairment.

During the first six months of 2003, the Company determined that nine fixed maturities had other than temporary impairments. As a result, for the six months ended June 30, 2003, the Company recognized a pre-tax loss of $4.8 million to reduce the carrying value of the fixed maturities to their fair value of $3.5 million at the time of impairment. During the first six months of 2002, the Company determined that six fixed maturities had other than temporary impairments. As a result, for the six months ended June 30, 2002, the Company recognized a pre-tax loss of $1.5 million to reduce the carrying value of the fixed maturities to their fair value of $2.7 million at the time of impairment.


6.     Income Taxes

The Company's effective tax rates for the six months ended June 30, 2003 and 2002 were 34.9% and 34.3%, respectively. The effective tax rates for the three months ended June 30, 2003 and June 30, 2002, were 35.1% and 35.0%, respectively. These rates approximate the federal income tax rate of 35.0%.

7.     Commitments and Contingent Liabilities

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. The Company makes investments in limited partnerships on a subscription basis. At June 30, 2003 and December 31, 2002, the Company had off-balance sheet commitments to purchase investments equal to the fair value of $36.8 million and $26.2 million, respectively.

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

Item 2. Management's Narrative Analysis of the Results of Operations and Financial Condition

Overview

The following narrative analysis of the results of operations and financial condition presents a review of the ReliaStar Life Insurance Company of New York ("RLNY", or the "Company") as of June 30, 2003 and December 31, 2002 and for the three and six-month periods ended June 30, 2003 and 2002. This review should be read in conjunction with the condensed financial statements and other data presented herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2002 Annual Report on Form 10-K.

Nature of Business

The Company is principally engaged in the business of providing life insurance and related financial services products. The Company provides and distributes individual life insurance and annuities, employee benefit products and services and retirement plans.

Recently Adopted Accounting Standards

Accounting for Goodwill and Other Intangible Assets

During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets" ("FAS No.142"). The adoption of this standard resulted in an impairment loss of $865.0 million which was recorded by the Company in the fourth quarter of 2002. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Income Statement. Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented. New Accounting Pronouncements

New Accounting Pronouncements

In July 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which the Company intends to adopt on January 1, 2004. The impact on the consolidated financial statements is not known at this time.

Critical Accounting Policies

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

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

Investment Impairment Testing

The Company reviews the general account investments for impairments by considering the length of time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in market value. Based on the facts and circumstances of each case, management uses judgment in deciding whether any calculated impairments are temporary or other than temporary. For those impairments judged to be other than temporary, the Company reduces the carrying value of those investments to the current fair value and records impairment losses for the difference.

Amortization of Deferred Acquisition Costs and Value of Business Acquired

Deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") are amortized with interest over the life of the contracts (usually 25 years) in relation to the present value of estimated gross profits from projected interest margins, asset-based fees, policy administration, mortality margins and surrender charges less policy maintenance costs.

Changes in assumptions can have a significant impact on the calculation of DAC/VOBA and its related amortization patterns. Due to the relative size of the DAC/VOBA balance and the sensitivity of the calculation to minor changes in the underlying assumptions and the related volatility that could result in the reported DAC/VOBA balance, the Company performs a quarterly analysis of DAC/VOBA. At each balance sheet date, actual historical gross profits are reflected and expected future gross profits and related assumptions are evaluated for continued reasonableness.

Any adjustment in estimated profit requires that the amortization rate be revised retroactively to the date of policy or contract issuance ("unlocking"), which could be significant. The cumulative difference related to prior periods is recognized as a component of the current period's amortization, along with amortization associated with the actual gross profits of the period. In general, increases in estimated returns result in increased expected future profitability and may lower the rate of amortization, while increases in lapse/surrender and mortality assumptions or decreases in returns reduce the expected future profitability of the underlying business and may increase the rate of amortization.

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

Results of Operations

Premiums increased by $2.4 million for the three months ended June 30, 2003, compared to the same period in 2002. Premiums increased by $8.0 for the six months ended June 30, 2003, compared to the same period in 2002. Premium income was primarily attributed to growth in the Company's employee benefit products.

Fee income decreased by $0.7 million for the three months ended June 30, 2003, compared to the same period in 2002. Fee income increased by $0.3 for the six months ended June 30, 2003, compared to the same period in 2002. The variance is primarily due to the increase due to growth in the life insurance products being offset by decreases in fee income on variable annuity assets which decreased as a result of market declines.

Net investment income for the three and six months ended June 30, 2003 decreased by $4.9 million and $5.1 million, respectively, compared to the same periods in 2002. The variance is due primarily to the decrease in yield caused by declining interest rates in the market partially offset by an increase in assets.

Net realized capital gains for the three and six months ended June 30, 2003 increased by $8.5 million and $14.2 million, respectively, compared to the same period in 2002, primarily due to a decrease in the treasury rate. The 10-year treasury yield (constant maturities) was 4.8% at June 30, 2002, and 3.5% at June 30, 2003. In a declining rate environment, the market value of fixed maturities held in the Company's portfolio increases assuming no credit deterioration. The increase in net realized gains reflects the impact of this variable on the overall sale of fixed maturities and the trend in realized gain is consistent with the interest rate environment.

Interest credited and other benefits to the policyholders for the three months ended June 30, 2003, decreased by $3.0 million due to a decrease in interest credited rates compared to the same period in 2002. Interest credited and other benefits to the policyholders for the six months ended June 30, 2003, increased by $1.9 million compared to the same period in 2002. This increase is the result of higher future policy benefits and claim reserves, due to business growth, offset by a decrease in interest credited rates.

General expenses for the three months ended June 30, 2003 increased by $4.3 million compared to the same period in 2002. The increase is due to higher premium tax and an increase in general expenses due to business growth. General expenses for the six months ended June 30, 2003 decreased by $2.0 million compared to the same period in 2002. This reduction is attributed to a lower allocation of corporate and service charges from the Company's parent and other affiliates who provide services to the Company, due to increased efficiencies gained from ING's company-wide cost reduction efforts.

Amortization of deferred policy acquisition costs and value of business acquired for the three and six months ended June 30, 2003, increased by $8.3 million and $3.1 million compared to the same period in 2002. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality, lapse, premium persistency, expenses, and asset growth. The increase in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

Net income decreased by $3.6 million for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, due to lower net investment income, increased general expenses and increased amortization of deferred policy acquisition costs and value of business acquired. The decrease was partially offset by increased net capital gains. Net income increased by $8.4 million for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. Improved earnings are primarily the result of an increase in net realized gain.

Financial Condition

Investments

Fixed Maturities

At June 30, 2003 and December 31, 2002, the Company's carrying value of available for sale fixed maturities including securities pledged to creditors (hereinafter referred to as "total fixed maturities") represented 80% of the total general account invested assets for both periods. Total fixed maturities reflected net unrealized capital gains of $117.4 million and $78.5 million at June 30, 2003 and December 31, 2002, respectively.

It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ at June 30, 2003 and December 31, 2002, respectively.

Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The percentage of total fixed maturities by quality rating category is as follows:

                                                                      June 30, 2003       December 31, 2002
                                                                   --------------------  --------------------
              AAA                                                             38.6 %                44.9 %
              AA                                                               5.4                   4.7
              A                                                               24.0                  20.6
              BBB                                                             25.9                  23.6
              BB                                                               4.6                   4.2
              B and below                                                      1.5                   2.0
                                                                   --------------------  --------------------
              Total                                                          100.0 %               100.0 %
                                                                   ====================  ====================


The percentage of total fixed maturities by market sector is as follows:

                                                                      June 30, 2003       December 31, 2002
                                                                   --------------------  ---------------------
              U.S. Corporate                                                  52.4 %                 49.9 %
              Residential Mortgaged-Backed                                    21.3                   23.4
              U.S. Treasuries/Agencies                                         3.1                    6.1
              Foreign (1)                                                      9.1                    4.2
              Commercial/Multifamily Mortgage-Backed                           6.8                    7.0
              Asset-Backed                                                     7.3                    9.4
                                                                   --------------------  ---------------------
              Total                                                          100.0 %                100.0 %
                                                                   ====================  =====================

(1) Primarily U.S. dollar denominated

The Company analyzes the general account investments to determine whether there has been an other than temporary decline in fair value below the amortized cost basis in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management considers the length of the time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in market value. If it is probable that all amounts due according to the contractual terms of a debt security will not be collected, an other than temporary impairment is considered to have occurred.

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

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities. The Company's principal sources of liquidity are product charges, investment income and maturing investments. Primary uses of these funds are payments of commissions and operating expenses, interest credits, investment purchases, as well as withdrawals and surrenders.

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term requirements. The Company maintains two $30.0 million revolving note facilities with different national banks. Management believes that these sources of liquidity are adequate to meet the Company's short-term cash obligations.

In April, 2002, the Company received $31.1 million additional paid in capital due to the merger with First Golden American Life Insurance Company of New York.

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

Legislative Initiatives

The Jobs and Growth Tax Relief Reconciliation Act of 2003, which was enacted in the second quarter, may impact the Company. The Act's provisions, which reduce the tax rates on long-term capital gains and corporate dividends, impact the
relative   competitiveness  of  the  Company's  products   especially   variable
annuities.

Other legislative proposals under consideration include repealing the estate tax, changing the taxation of products, changing life insurance company taxation and making changes to nonqualified deferred compensation arrangements. Some of these proposals, if enacted, could have a material effect on life insurance, annuity and other retirement savings product sales.

The impact on the Company's tax position and products cannot be predicted.

Item 4.     Controls and Procedures

a) The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

b) There has not been any change in the internal controls over financial reporting of the Company that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect these internal controls.

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

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                                                (Registrant)


August 12, 2003
----------------                  By /s/ Cheryl L. Price
    (Date)                           -------------------------------------------
                                     Cheryl L. Price
                                     Vice President and Chief Accounting Officer



                                  By /s/ David A. Wheat
                                     -------------------------------------------
                                     David A. Wheat
                                     Senior Vice President and
                                     Chief Financial Officer

                                  CERTIFICATION

I, David A. Wheat, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ReliaStar Life Insurance Company of New York;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    August 12, 2003

By       /s/ David A. Wheat
         ---------------------------------------------------
         David A. Wheat
         Senior Vice President and Chief Financial Officer
         (Duly Authorized Officer and Principal Financial Officer)

                                  CERTIFICATION

I, James R. Gelder, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ReliaStar Life Insurance Company of New York;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date   August 12, 2003

By     /s/ James R. Gelder
       -----------------------------------------
       James R. Gelder
       President
       (Duly Authorized Officer and Principal Executive Officer)