Form 10-Q
period 2003-09-30
RELIASTAR LIFE INSURANCE CO OF NEW YORK
filed 2003-11-14
CIK 1163710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to

     Commission file number:    333-104540


                  ReliaStar Life Insurance Company of New York
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                                              53-0242530
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS employer identification no.)
of incorporation or organization)

1000 Woodbury Road, Suite 208, Woodbury, New York                          11797
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code  (516) 682-8700
                                                    --------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,377,863 shares of Common Stock as of November 12, 2003, all of which were directly owned by Security-Connecticut Life Insurance Company.

NOTE: WHEREAS RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                  RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
   (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)
                Form 10-Q for the period ended September 30, 2003


                                      INDEX

                                                                           Page
                                                                           ----

PART I.        FINANCIAL INFORMATION  (Unaudited)

Item 1.        Financial Statements:

               Condensed Statements of Income                                 3
               Condensed Balance Sheets                                       4
               Condensed Statements of Changes in Shareholder's Equity        5
               Condensed Statements of Cash Flows                             6
               Notes to Condensed Financial Statements                        7

Item 2.        Management's Narrative Analysis of the Results of
                 Operations and Financial Condition                          12

Item 4.        Controls and procedures                                       20

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                             21

Item 6.        Exhibits and Reports on Form 8-K                              21

Signatures                                                                   22

PART I.       FINANCIAL INFORMATION (UNAUDITED)

Item 1.       Financial Statements


                  RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
   (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)


                         Condensed Statements of Income
                                   (Unaudited)
                                   (Millions)



                                                       Three months ended               Nine months ended
                                                          September 30,                   September 30,
                                                      2003            2002             2003           2002
                                                  --------------  --------------  --------------  --------------
Revenue:
  Premiums                                          $     20.8      $     16.1      $     60.3      $     49.5
  Fee income                                              21.6            24.6            69.0            71.7
  Net investment income                                   30.0            34.1            92.1           101.3
  Net realized capital gains (losses)                      1.0             5.8             7.1            (2.3)
  Other income                                             1.8             3.1             6.1             8.6
                                                  --------------  --------------  --------------  --------------
Total revenue                                             75.2            83.7           234.6           228.8
Benefits, losses and expenses:
  Benefits:
    Interest credited and other
      benefits to policyholders                           40.1            49.3           122.9           133.3
  Underwriting, acquisition, and
    insurance expenses:
    General expenses                                       9.9             6.4            32.8            30.2
  Amortization of deferred policy acquisition
    costs and value of business acquired                   9.8             9.0            21.7            17.8
                                                  --------------  --------------  --------------  --------------
                                                          59.8            64.7           177.4           181.3
                                                  --------------  --------------  --------------  --------------
Income before income taxes and cumulative
  effect of change in accounting principle                15.4            19.0            57.2            47.5
Income tax expense                                         5.3             6.9            19.9            16.7
                                                  --------------  --------------  --------------  --------------
Income before cumulative effect of
  change in accounting principle                          10.1            12.1            37.3            30.8
Cumulative effect of change in accounting
  principle                                                  -               -               -          (865.0)
                                                  --------------  --------------  --------------  --------------
Net income (loss)                                   $     10.1       $    12.1       $    37.3      $   (834.2)
                                                  ==============  ==============  ==============  ==============



   The accompanying notes are an integral part of these financial statements.

                  RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
   (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)


                            Condensed Balance Sheets
                          (Millions, except share data)



                                                                                  September 30,
                                                                                       2003        December 31,
                                                                                   (Unaudited)          2002
                                                                                  --------------  --------------
Assets
Investments:
  Fixed maturities, available for sale, at fair value
    (amortized cost of $1,520.4 at 2003 and $1,523.0 at 2002)                       $  1,606.8       $ 1,601.5
  Equity securities at fair value (cost of $4.6 at 2003
    and $4.4 at 2002)                                                                      4.6             4.4
  Mortgage loans on real estate                                                          217.6           243.6
  Policy loans                                                                            85.8            85.2
  Short-term investments                                                                 152.8            55.6
  Other investments                                                                       14.1            11.9
  Securities pledged to creditors (amortized cost of
    $119.8 at 2003 and $0.9 at 2002)                                                     123.8             0.9
                                                                                  --------------  --------------
Total investments                                                                      2,205.5         2,003.1

Cash and cash equivalents                                                                 28.1             2.4
Accrued investment income                                                                 19.9            19.3
Accounts and notes receivable                                                              6.4             6.9
Reinsurance recoverable                                                                   55.9            54.6
Deferred policy acquisition costs                                                         60.7            61.3
Value of business acquired                                                                38.9            48.2
Deferred income taxes                                                                     32.2            26.1
Receivable for securities sold                                                            10.2             0.5
Other assets                                                                               5.9             4.7
Assets held in separate accounts                                                         468.0           429.4
                                                                                  --------------  --------------
Total assets                                                                        $  2,931.7      $  2,656.5
                                                                                  ==============  ==============

Liabilities and Shareholder's Equity
Policy liabilities and accruals:
  Future policy benefits and claims' reserves                                       $  1,604.9      $  1,580.5
  Unearned premiums                                                                        0.3             0.2
  Other policy claims and benefits payable                                                39.0            41.7
  Other policyholder's funds                                                              26.5            23.3
                                                                                  --------------  --------------
Total liabilities and accruals                                                         1,670.7         1,645.7
Current income taxes                                                                       4.2            12.3
Other borrowed money                                                                     247.2            74.2
Payables for securities purchased                                                         20.8               -
Other liabilities                                                                         77.6            69.1
Liabilities related to separate accounts                                                 468.0           429.4
                                                                                  --------------  --------------
Total liabilities                                                                      2,488.5         2,230.7

Shareholder's equity
  Common stock (1,377,863 shares authorized, issued and
    outstanding; $2.00 per share par value)                                                2.8             2.8
  Additional paid-in capital                                                           1,206.6         1,225.6
  Accumulated other comprehensive income                                                  34.5            35.4
  Retained deficit                                                                      (800.7)         (838.0)
                                                                                  --------------  --------------
Total shareholder's equity                                                               443.2           425.8
                                                                                  --------------  --------------
Total liabilities and shareholder's equity                                          $  2,931.7      $  2,656.5
                                                                                  ==============  ==============



   The accompanying notes are an integral part of these financial statements.

                  RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
   (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)

             Condensed Statements of Changes in Shareholder's Equity
                                   (Unaudited)
                                   (Millions)




                                                                                  Nine Months Ended September 30,
                                                                                      2003              2002
                                                                                  --------------  --------------
Shareholder's equity, beginning of period                                           $    425.8      $  1,212.7
Comprehensive income (loss):
  Net income (loss)                                                                       37.3          (834.2)
  Other comprehensive income (loss) net of tax:
    Unrealized gain (loss) on securities ($(1.4) and
      $33.5, pretax year to date)                                                         (0.9)           21.8
                                                                                  --------------  --------------
Total comprehensive income (loss)                                                         36.4          (812.4)
Additional paid-in capital                                                                   -            31.4
Dividends paid                                                                           (19.0)          (10.8)
                                                                                  --------------  --------------
Shareholder's equity, end of period                                                 $    443.2      $    420.9
                                                                                  ==============  ==============




   The accompanying notes are an integral part of these financial statements.

                     RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
   (A wholly-owned subsidiary of Security-Connecticut Life Insurance Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (Millions)



                                                                                  Nine Months Ended September 30,
                                                                                      2003              2002
                                                                                  --------------  --------------
Net cash provided by operating activities                                           $     38.8      $     99.5
Cash Flows from Investing Activities
  Proceeds from the sale of:
    Fixed maturities available for sale                                                2,117.2         1,405.5
    Other investments                                                                        -             0.3
  Investment maturities and collections of:
    Fixed maturities available for sale                                                      -            28.2
    Mortgage loans                                                                        21.1            18.1
  Acquisition of investments:
    Fixed maturities available for sale                                               (2,226.9)       (1,467.6)
    Equity securities                                                                        -            (1.1)
    Mortgages                                                                             (2.7)           (7.5)
    Short-term investments                                                               (97.2)          (71.6)
    Decrease in policy loans                                                              (0.6)           (0.4)
  Other, net                                                                              (2.4)          (77.1)
                                                                                  --------------  --------------
Net cash used for investing activities                                                  (191.5)         (173.2)
                                                                                  --------------  --------------
Cash Flows from Financing Activities
  Deposits and interest credited for investment contracts                                 31.3           119.5
  Maturities and withdrawals from insurance and investment contracts                      (6.9)         (104.6)
  Increase in borrowed money                                                             173.0            55.4
  Dividends to shareholders                                                              (19.0)          (10.8)
                                                                                  --------------  --------------
Net cash provided by financing activities                                                178.4            59.5
                                                                                  --------------  --------------
Net increase in cash and cash equivalents                                                 25.7           (14.2)

Cash received from First Golden                                                              -            31.4

Cash and cash equivalents (cash overdraft), beginning of period                            2.4           (17.5)
                                                                                  --------------  --------------
Cash and cash equivalents (cash overdraft), end of period                           $     28.1      $     (0.3)
                                                                                  ==============  ==============




   The accompanying notes are an integral part of these financial statements.

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

          The condensed financial statements and notes as of September 30, 2003 and December 31, 2002 and for the three and nine-month periods ended September 30, 2003 and 2002 ("interim periods") have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company's 2002 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. Certain reclassifications have been made to 2002 financial information to conform to the 2003 presentation.

          The Company primarily conducts its business through one operating segment, U.S. Financial Services ("USFS"), and all revenue reported by the Company is predominantly derived from external customers.


2.        Recently Adopted Accounting Standards

          Accounting for Goodwill and Other Intangible Assets

          During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets ("FAS No.142"). Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

          The adoption of this standard resulted in an impairment loss of $865.0 million which was recorded by the Company in the fourth quarter of 2002. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Income Statement.

          In accordance with FAS No. 142, a transitional impairment loss for goodwill should be recognized in the first interim period of the year of initial adoption, regardless of the period in which it was measured. The aggregate amount of the accounting change should be included in restated net income of the first interim period, and each subsequent period of that year should be presented on the restated basis. As such, net income for the nine months ended September 30, 2002, has been restated to reflect the January 1, 2002 impairment charge, which was recorded in the fourth quarter of 2002 as of January 1, 2002.


3.        New Accounting Pronouncements

          In July 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, Accounting and
          Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which the Company intends to adopt on January 1, 2004. The impact on the consolidated financial statements is not known at this time.

          The Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities recently issued Statement Implementation Issue No. B36, Embedded Derivatives:
          Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor under Those Instruments ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The required date of adoption of DIG B36 for the Company is October 1, 2003. The Company has completed its evaluation of DIG B36 and determined that it has no investment or insurance products that are applicable to require implementation of the guidance, and therefore, the guidance will have no impact on the Company's financial position, results of operations or cash flows.


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

          The amortization methodology varies by product type based upon two accounting standards: FAS No. 60, Accounting and Reporting by Insurance Enterprises ("FAS No. 60") and FAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments ("FAS No. 97"). The Company identified $6.1 million of VOBA that was improperly capitalized during 2000 and 2001. During the third quarter of 2003, the Company has reversed this capitalization which resulted in a reduction to the VOBA asset balance and an increase to VOBA amortization.

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

          VOBA activity for the nine months ended September 30, 2003 was as follows:


          (Millions)
          ----------
          Balance at December 31, 2002                                            $       48.2
            Adjustment for FAS No. 115                                                     1.3
            Additions                                                                      1.0
            Interest accrued at 7%                                                         0.4
            Amortization                                                                 (12.0)
                                                                                  --------------
          Balance at September 30, 2003                                              $    38.9
                                                                                  ==============

5.        Investments

          Impairments

          During the three months ended September 30, 2003, the Company determined that no fixed maturities had other than temporary impairments. During the three months ended September 30, 2002, the Company determined that six fixed maturities had other than temporary impairments. As a result, for the three months ended September 30, 2002, the Company recognized a pre-tax loss of $4.1 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment.

          During the first nine months of 2003, the Company determined that nine fixed maturities had other than temporary impairments. As a result, for the nine months ended September 30, 2003, the Company recognized a pre-tax loss of $4.8 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment. During the first nine months of 2002, the Company determined that 14 fixed maturities had other than temporary impairments. As a result, for the nine months ended September 30, 2002, the Company recognized a pre-tax loss of $5.7 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment. The fair value of the remaining impaired fixed maturities at September 30, 2003 and 2002 is $1.9 million and $7.8 million, respectively.


6.        Income Taxes

          The effective tax rates for the three months ended September 30, 2003 and September 30, 2002, were 34.4% and 36.3%, respectively. The Company's effective tax rates for the nine months ended September 30, 2003 and 2002 were 34.8% and 35.2%, respectively. These rates approximate the federal income tax rate of 35.0%.


7.        Commitments and Contingent Liabilities

          Commitments

          Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. The Company makes investments in limited partnerships on a subscription basis. At September 30, 2003 and December 31, 2002, the Company had off-balance sheet commitments to purchase investments equal to the fair value of $23.9 million and $26.2 million, respectively.

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

 8.       Subsequent Events

          Security-Connecticut is a wholly-owned subsidiary of ReliaStar Life. Effective October 1, 2003 Security-Connecticut merged into ReliaStar Life. Therefore, after October 1, 2003 the Company will be a wholly-owned subsidiary of ReliaStar Life as a result of a merger.

Item 2. Management's Narrative Analysis of the Results of Operations and Financial Condition

          Overview

          The following narrative analysis of the results of operations and financial condition presents a review of the ReliaStar Life Insurance Company of New York ("RLNY", or the "Company") as of September 30, 2003 and December 31, 2002 and for the three and nine-month periods ended September 30, 2003 and 2002. This review should be read in conjunction with the condensed financial statements and other data presented herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2002 Annual Report on Form 10-K.

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

          Recently Adopted Accounting Standards

          Accounting for Goodwill and Other Intangible Assets

          During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets ("FAS No.142"). Effective January 1, 2002, the Company applied the non-amortization provision of the new standard, therefore, the Company's net income is comparable for all periods presented.

          The adoption of this standard resulted in an impairment loss of $865.0 million which was recorded by the Company in the fourth quarter of 2002. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Income Statement.

          In accordance with FAS No. 142, a transitional impairment loss for goodwill should be recognized in the first interim period of the year of initial adoption, regardless of the period in which it was measured. The aggregate amount of the accounting change should be included in restated net income of the first interim period, and each subsequent period of that year should be presented on the restated basis. As such, net income for the nine months ended September 30, 2002, has been restated to reflect the January 1, 2002 impairment charge, which was recorded in the fourth quarter of 2002.

          New Accounting Pronouncements

          In July 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, Accounting and
          Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which the Company intends to adopt on January 1, 2004. The impact on the consolidated financial statements is not known at this time.

          The Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities recently issued Statement Implementation Issue No. B36, Embedded Derivatives:
          Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor under Those Instruments ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The required date of adoption of DIG B36 for the Company is October 1, 2003. The Company has completed its evaluation of DIG B36 and determined that it has no investment or insurance products that are applicable to require implementation of the guidance, and therefore, the guidance will have no impact on the Company's financial position, results of operations or cash flows.

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

          Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates (for additional information, see the Legislative Initiatives section below). Some may relate to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

          Results of Operations

          Premiums increased by $4.7 million for the three months ended September 30, 2003, compared to the same period in 2002. Premiums increased by $10.8 for the nine months ended September 30, 2003, compared to the same period in 2002. Premium income was primarily attributed to an increase in employee benefit products as the payroll deduct cancer product is not being reinsured in 2003. This product was 95% reinsured in 2002.

          Fee income for the three and nine months ended September 30, 2003 decreased by $3.0 million and $2.7 million, respectively, compared to the same periods in 2002. The variance is primarily due to decreases in fee income on variable annuity assets which decreased as a result of market declines.

          Net investment income for the three and nine months ended September 30, 2003 decreased by $4.1 million and $9.2 million, respectively, compared to the same periods in 2002. The variance is due primarily to the decrease in yield caused by declining interest rates in the market partially offset by an increase in assets.

          Net realized capital gains for the three months ended September 30, 2003 decreased by $4.8 million compared to the same period in 2002, primarily due to an increasing treasury rate during the three months ended September 30, 2003, versus a decreasing treasury rate during the same period in 2002. The 10-year treasury yield (constant maturities) decreased from 4.8% to 3.6% during the three months ended September 30, 2002 and increased from 3.5% to 3.9% during the three months ended September 30, 2003. Net realized capital gains for the nine months ended September 30, 2003 increased by $9.4 million, respectively, compared to the same period in 2002, primarily due to a decrease in the treasury rate. The average 10-year treasury yield (constant maturities) was 4.7% at September 30, 2002, and 3.9% at September 30, 2003. In a declining rate environment, the market value of fixed maturities held in the Company's portfolio increases assuming no credit deterioration. The increase in net realized gains reflects the impact of this variable on the overall sale of fixed maturities and the trend in realized gain is consistent with the interest rate environment.

          Other income for the three months ended September 30, 2003, decreased by $1.3 million and $2.5 million, respectively, compared to the same periods in 2002. This decrease is due to the deferral of policy loans.

          Interest credited and other benefits to the policyholders for the three and nine months ended September 30, 2003 decreased by $9.2 million and $10.4 million, respectively, compared to the same periods in 2002. This decrease is the result of a decrease in interest credited rates.

          General expenses for the three and nine months ended September 30, 2003 increased by $3.5 million and $2.6 million, respectively, compared to the same period in 2002. The increase is due to higher premium tax and an increase in general expenses due to business growth.

          Amortization of deferred policy acquisition costs and value of business acquired for the three and nine months ended September 30, 2003, increased by $0.8 million and $3.9 million compared to the same period in 2002. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality, lapse, premium persistency, expenses, and asset growth. The decrease in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

          The cumulative effect of the change in accounting principle for the nine months ended September 30, 2002, was $865.0 million. As noted in the Recently adopted accounting standards section, this write down is related to FAS No. 142, which addresses the value of goodwill and other intangible assets.

          Net income decreased by $2.0 million for the three months ended September 30, 2003, compared to the three months ended September 30, 2002 due primarily to decreased net realized capital gains during third quarter 2003. Net income increased by $871.5 million for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. Improved earnings of $6.3 million were primarily the result of a decrease in net realized gain. In addition, the earnings for the nine months ended September 30, 2002, were reduced by $865.0 million as a result of a cumulative effect of a change in accounting principle resulting from the write off of goodwill in accordance with FAS No. 142.

          Financial Condition

          Investments

          Fixed Maturities

          At September 30, 2003 and December 31, 2002, the Company's carrying value of available for sale fixed maturities including securities pledged to creditors (hereinafter referred to as "total fixed maturities") represented 80% of the total general account invested assets for both periods. Total fixed maturities reflected net unrealized capital gains of $90.3 million and $78.5 million at September 30, 2003 and December 31, 2002, respectively.

          It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ at September 30, 2003 and December 31, 2002, respectively.

          Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

          The percentage of total fixed maturities by quality rating category is as follows:

                                                                                  September 30,    December 31,
                                                                                       2003            2002
                                                                                  --------------  --------------
              AAA                                                                      37.7  %         44.9  %
              AA                                                                        6.2             4.7
              A                                                                        23.7            20.6
              BBB                                                                      27.1            23.6
              BB                                                                        3.9             4.2
              B and below                                                               1.4             2.0
                                                                                  --------------  --------------
              Total                                                                   100.0 %         100.0  %
                                                                                  ==============  ==============

          The percentage of total fixed maturities by market sector is as follows:

                                                                                  September 30,    December 31,
                                                                                       2003            2002
                                                                                  --------------  --------------
              U.S. Corporate                                                           54.1  %         49.9  %
              Residential Mortgaged-Backed                                             20.4            23.4
              U.S. Treasuries/Agencies                                                  1.6             6.1
              Foreign (1)                                                              10.5             4.2
              Commercial/Multifamily Mortgage-Backed                                    6.8             7.0
              Asset-Backed                                                              6.6             9.4
                                                                                  --------------  --------------
              Total                                                                   100.0  %        100.0  %
                                                                                  ==============  ==============


          (1)  Primarily U.S. dollar  denominated

          The Company analyzes the general account investments to determine whether there has been an other than temporary decline in fair value below the amortized cost basis in accordance with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management considers the length of the time and the extent to which the fair value has been less than amortized cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in market value. If it is probable that all amounts due according to the contractual terms of a fixed maturity investment will not be collected, an other than temporary impairment is considered to have occurred.

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

          Subsequent Events

          Security-Connecticut is a wholly-owned subsidiary of ReliaStar Life. Effective October 1, 2003 Security-Connecticut merged into ReliaStar Life. Therefore, after October 1, 2003 the Company will be a wholly-owned subsidiary of ReliaStar Life as a result of a merger.

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

          "As with many financial services companies, affiliates of the Company have received requests for information from various governmental and self-regulatory agencies in connection with investigations related to trading in investment company shares. In each case, full cooperation and responses are being provided. The Company is also reviewing its policies and procedures in this area." Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

               31.1 Certificate of David A. Wheat pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.

               31.2 Certificate  of James R.  Gelder  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certificate of David A. Wheat pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.

               32.2 Certificate  of James R.  Gelder  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                                                (Registrant)



November 12, 2003           By /s/ David A. Wheat
-----------------              -------------------------------------------------
    (Date)                     David A. Wheat
                               Senior Vice President and Chief Financial Officer

                                                                    Exhibit 31.1


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

Date:     November 12, 2003
          -----------------


By        /s/ David A. Wheat
          --------------------------------------------------------
          David A. Wheat
          Senior Vice President and Chief Financial Officer
          (Duly Authorized Officer and Principal Financial Officer)

                                                                    Exhibit 31.2


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


Date      November 12, 2003
          -----------------

By        /s/ James R. Gelder
          --------------------------------------------------------
          James R. Gelder
          President
          (Duly Authorized Officer and Principal Executive Officer)