Form 10-K
period 2003-12-31
RELIASTAR LIFE INSURANCE CO OF NEW YORK
filed 2004-03-29
CIK 1163710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
                          -----------------


Commission file number: 333-104540


                  ReliaStar Life Insurance Company of New York
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
New York                                                              53-0242530
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization (IRS employer identification no.)

1000 WOODBURY ROAD, SUITE 208, WOODBURY, NY                                11797
--------------------------------------------------------------------------------
 (Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code  (516) 682-8700
                                                   ---------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of Act: None
Securities registered pursuant to Section 12(g) of Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. Yes [ X ] No [ ] -

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,377,863 shares of Common Stock as of March 25, 2004 all of which were directly owned by ReliaStar Life Insurance Company.

NOTE: WHEREAS RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)
                           Annual Report on Form 10-K
                      For the year ended December 31, 2003

                                TABLE OF CONTENTS

Form 10-K
 Item No.                                                                                                      Page

                PART I

Item 1.         Business**                                                                                      3
Item 2.         Properties**                                                                                    8
Item 3.         Legal Proceedings                                                                               8
Item 4.         Submission of Matters to a Vote of Security Holders*                                            8

                PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters                           9
Item 6.         Selected Financial Data*                                                                        9
Item 7.         Management's Narrative Analysis of the Results of Operations and Financial Condition**          9
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk                                     19
Item 8.         Financial Statements and Supplementary Data                                                    21
Item 9.         Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure *                                                                         57
Item 9A.        Controls and Procedures                                                                        57

                PART III

Item 10.        Directors and Executive Officers of the Registrant*                                            57
Item 11.        Executive Compensation*                                                                        58
Item 12.        Security Ownership of Certain Beneficial Owners and Management*                                58
Item 13.        Certain Relationships and Related Transactions*                                                58
Item 14.        Principal Accountant Fees and Services*                                                        58


                PART IV

Item 15.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               59
                Index to Financial Statement Schedules                                                         62
                Signatures                                                                                     66

* Item omitted pursuant to General  Instruction I(2) of Form 10-K,  except as to
  Part III, Item 10 with respect to compliance with Sections 406 and 407 of the Sarbanes Oxley Act of 2002
**  Item  prepared  in  accordance  with  General Instruction I(2) of Form 10-K

                                     PART I

Item 1.       Business

              Organization of Business

              Until October 1, 2003, ReliaStar Life Insurance Company of New York ("RLNY" or the "Company") was a wholly-owned subsidiary of Security-Connecticut Life Insurance Company ("Security-Connecticut Life"), a Minnesota domiciled insurance company, which provides financial products and services in the United States. Effective October 1, 2003, Security-Connecticut merged with and into ReliaStar Life Insurance Company ("ReliaStar Life") causing the Company to be a direct subsidiary of ReliaStar Life. ReliaStar Life is a wholly-owned subsidiary of Lion Connecticut Holdings Inc. ("Lion"), a Connecticut holding and management company. Lion's ultimate parent is ING Groep, N.V. ("ING"), a global financial services company based in The Netherlands.

              On September 1, 2000, ING America Insurance Holdings, Inc. ("ING AIH"), an indirect, wholly-owned subsidiary of ING, acquired ReliaStar Financial Corp. ("ReliaStar"), of which the Company is part, for approximately $6 billion. The purchase price was comprised of approximately $5.1 billion in cash and the assumption of $917 million of outstanding debt and other net liabilities.

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

              Statement of Financial Accounting Standards ("FAS") No. 141 "Business Combinations" excludes transfers of net assets or exchanges of shares between entities under common control and is therefore covered by Accounting Principles Board ("APB") Opinion No. 16 "Business Combinations." In accordance with Opinion No. 16, the statement of financial position and other financial information is presented as of the beginning of the period being presented in the financial statements. The Company has recorded amounts as though the assets and liabilities had been transferred at January 1, 2002 on a combined basis. The 2001 information was not restated due to the immateriality of the First Golden amounts to the prior periods.

              Products and Services

              Management has determined that under FAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," the Company has one operating segment, ING U.S. Financial Services ("USFS").

              The Company is principally engaged in the business of providing life insurance and related financial services products. The Company provides and distributes individual life insurance and annuities, employee benefits products and services and retirement plans. The Company's strategy is to offer, principally through education-based marketing, a wide variety of products and services designed to address customers needs for financial security, especially tax-advantaged savings for retirement and protection in the event of death.

              The Company offers qualified and nonqualified annuity contracts that include a variety of funding and payout options for individuals and employer sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403 and 457, as well as non-qualified deferred compensation plans. Annuity contracts may be deferred or immediate (payout annuities). These products also include programs offered to qualified plans and non-qualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options. In addition, the Company also offers wrapper agreements entered into with retirement plans which contain certain benefit responsive guarantees (i.e. liquidity guarantees of principal and previously accrued interest for benefits paid under the terms of the plan) with respect to portfolios of plan-owned assets not invested with the Company. The Company also offers investment advisory services and pension plan administrative services.

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

              Group term life insurance is marketed to employer groups in the Company's target market. Premiums for these policies are based largely upon the experience of the Company, and in some instances, on the experience of the particular group policyholder. The primary risks related to this line of business include deviations from expected mortality, expenses and investment income. The Company seeks to control the mortality risk through reinsurance treaties.

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

              Omitted pursuant to General Instruction I (2)(c) of Form 10-K.

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters

              As of October 1, 2003, all of the Company's outstanding shares are owned by ReliaStar Life, which is a wholly-owned subsidiary of Lion Connecticut Holdings, whose ultimate parent is ING. Prior to that date, the Company's outstanding shares were owned by Security-Connecticut Life.


Item 6.       Selected Financial Data

              Omitted pursuant to General Instruction I(2)(a) of Form 10-K.


Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition

              Overview

              The following narrative analysis of the results of operations and financial condition presents a review of the Company for the twelve month periods ended December 31, 2003 versus 2002. This review should be read in conjunction with the financial statements and other data presented herein.

              Change in Accounting Principle

              During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Asset" ("FAS No. 142").

              The adoption of this standard resulted in an impairment loss of $865.0 million. The Company, in accordance with FAS No. 142, recorded the impairment loss retroactive to the first quarter of 2002; prior quarters of 2002 were restated accordingly. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Consolidated Income Statement.

              Results of Operations

              Premiums for the year ended December 31, 2003, increased by $6.8 million compared to the same period in 2002. The increase in premiums is primarily due to higher cancer and stop loss renewal premiums resulting from growth in sales in 2002 and 2001. Additionally, the growth of premiums is attributed to higher renewal premiums in 2003 that were not offset by a corresponding increase in ceded premiums.

              Fee income for the year ended December 31, 2003, decreased by $3.5 million compared to the same period in 2002. The variance is primarily due to decreased fees on lower average variable annuity assets under management resulting from market volatility and net product withdrawals.

              Net investment income for the year ended December 31, 2003, decreased by $8.7 million compared to the same period in 2002. The decrease in net investment income was due to the decrease in yield and declining interest rates.

              Net realized capital gains (losses) for the year ended December 31, 2003, increased by $13.8 million compared to the same period in 2002. Net realized gains resulted from sales of fixed maturity investments having a fair value greater than book value primarily due to declining interest rates.

              Other income for the year ended December 31, 2003, decreased $1.5 million compared to the same period in 2002. Other income for the year ended December 31, 2003, is comparable to that for the same period.

              Interest credited and other benefits to policyholders for the year ended December 31, 2003, decreased by $28.8 million compared to the same period in 2002. The decrease in interest credited and other benefit expense is due to a smaller increase in life reserves which resulted from lower interest credited for FAS 97 products, and favorable net contractual charges.

              General expenses for the year ended December 31, 2003, increased by $7.6 million compared to the same period in 2002. The unfavorable expense variance is due to staff expenses, allocations from affiliates and lower reinsurance ceding fees.

              Amortization of deferred policy acquisition costs and value of business acquired for the year ended December 31, 2003, decreased by $1.7 million compared to the same period in 2002. Amortization of long-duration products is reflected in proportion to actual and estimated future gross profits. Estimated future gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality, surrenders, premium persistency, expenses, and asset growth. The decrease in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

              The cumulative effect of the change in accounting principle for the year ended December 31, 2003, was $865.0 million, related to the adoption of FAS No. 142, which addresses the value of goodwill and other intangible assets.

              Income before cumulative effect of change in accounting principle, increased by $21.3 million for the year ended December 31, 2003, as compared to the year ended December 31, 2002. The increase is a result of increased renewal premiums, increased net realized capital gains and a decrease in interest credited and other benefits to policyholders offset by lower net investment income and increased corporate overhead.

              For the period ended December 31, 2003, the company reported negative cash flows from operations primarily resulting from the timing of intercompany payables and receivables. The Company intends to meet its cash requirements and maintain operations through cash flows from operations and its existing reciprocal loan agreement with ING AIH.

              Financial Condition

              Investments

              Fixed Maturities

              Total fixed maturities reflected net unrealized capital gains of $75.2 million and $78.5 million at December 31, 2003 and 2002, respectively.

              It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was an A+ at December 31, 2003 and 2002.

              Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

              The percentage of total fixed maturities by quality rating category is as follows:

                                                             December 31,      December 31,
                                                                2003              2002
                                                          ----------------  ----------------
              AAA                                                  39.2%             44.9%
              AA                                                    5.7               4.7
              A                                                    22.3              20.6
              BBB                                                  26.9              23.6
              BB                                                    4.9               4.2
              B and below                                           1.0               2.0
                                                          ----------------  ----------------
              Total                                               100.0%            100.0%
                                                          ================  ================

              The percentage of total fixed maturities by market sector is as follows:

                                                                                  December 31,      December 31,
                                                                                      2003              2002
                                                                                 ----------------  ----------------
              U.S. Corporate                                                              53.0%             49.9%
              Residential Mortgage-backed                                                 23.4              23.4
              Commercial/Multifamily Mortgage-backed                                       6.7               7.0
              Foreign (1)                                                                 10.1               4.2
              U.S. Treasuries/Agencies                                                     0.5               6.1
              Asset-backed                                                                 6.3               9.4
                                                                                 ----------------  ----------------
              Total                                                                      100.0%            100.0%
                                                                                 ================  ================

              (1) Primarily U.S. dollar denominated

              The Company analyzes the general account investments to determine whether there has been an other than temporary decline in fair value below the amortized cost basis in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management considers the length of the time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in market value. If it is probable that all amounts due according to the contractual terms of a debt security will not be collected, an other than temporary impairment is considered to have occurred.

              In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force ("EITF") Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the market value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

              When a decline in fair value is determined to be other than temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

              Liquidity and Capital Resources

              Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities. The Company's principal sources of liquidity are premiums, product charges, investment income, maturing investments, proceeds from debt issuance, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, investment purchases and repayment of debt, as well as withdrawals and surrenders.

              The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company maintains a $121.9 million reciprocal loan agreement with ING AIH, a perpetual $30 million revolving note facility with Bank of New York and a $30.0 million revolving note facility with SunTrust Bank, which expires on July 30, 2004. Management believes that these sources of liquidity are adequate to meet the Company's short-term cash obligations.

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

              The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: investment impairment testing, amortization of deferred acquisition costs and value of business acquired and goodwill impairment testing. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the consolidated financial statements.

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

              Amortization of Deferred Acquisition Costs and Value of Business Acquired

              Deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") are amortized with interest over the life of the contracts (usually 25 to 30 years) in relation to the present value of estimated gross profits from projected interest and mortality margins, asset-based fees, policy administration and surrender charges less policy maintenance fees and non-capitalized commissions.

              Changes in assumptions can have a significant impact on the calculation of DAC/VOBA and its related amortization patterns. Due to the relative size of DAC/VOBA balance and the sensitivity of the calculation to minor changes in the underlying assumptions and the related volatility that could result in the reported DAC/VOBA balance, the Company performs a quarterly analysis of DAC/VOBA for the annuity business (annually for the life business).

              At each balance sheet date, actual historical gross profits are reflected and expected future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated gross profits requires that the amortization rate be revised retroactively to the date of policy or contract issuance ("unlocking"), which could be significant. The cumulative difference related to prior periods is recognized as a component of current period's amortization, along with amortization associated with the actual gross profits of the period. In general, increases in estimated returns result in increased expected future profitability and may lower the rate of amortization, while increases in lapse/surrender and mortality assumptions or decreases in returns reduce the expected future profitability of the underlying business and may increase the rate of amortization.

              As part of the regular analysis of DAC/VOBA, at the end of third quarter of 2002, the Company unlocked its long-term rate of return assumptions. The Company reset long-term assumptions for the separate account returns to 9.0% (gross before fund management fees and mortality and expense and other policy charges), as of December 31, 2002, reflecting a blended return of equity and other sub-accounts. The initial unlocking adjustment in 2002 was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. During 2002, the Company recorded an acceleration of DAC/VOBA amortization totaling $1.5 million before tax, or $1.0 million, net of $0.5 million of federal income tax benefit.

              During 2003, the Company reset long-term assumptions for the separate account returns from 9.0% to 8.5% (gross before fund management fees and mortality and expense and other policy charges), as of December 31, 2003, maintaining a blended return of equity and other sub-accounts. The 2003 unlocking adjustment from the previous year was primarily driven by improved market performance. For the year ended December 31, 2003, the Company recorded an acceleration of DAC/VOBA amortization totaling $5.4 million before tax, or $3.5 million, net of $1.9 million of federal income tax benefit due to the change in the equity return assumption along with other prospective assumption changes.

              One of the most significant assumptions involved in the estimation of future gross profits for variable universal life and variable deferred annuity products is the assumed return associated with future variable account performance. To reflect the near-term and long-term volatility in the equity markets this assumption involves a combination of near-term expectations and a long-term assumption about market performance. The overall return generated by the variable account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings.

              Goodwill Impairment Testing

              The Company tested goodwill as of January 1, 2002 for impairment using fair value calculations based on the present value of estimated future cash flows from business currently in force and business that we estimate we will add in the future. These calculations require management to make estimates on the amount of future revenues and the appropriate discount rate. The calculated fair value of goodwill and the resulting impairment loss recorded is based on these estimates, which require a significant amount of management judgment. The adoption of FAS No. 142 resulted in the impairment of the Company's entire goodwill balance during 2002. Refer to Note 1 of the Financial Statements for a discussion of the results of the Company's goodwill testing procedures and to Management's Narrative Analysis of the Results of Operations for the impact these procedures had on the Company's income.

              Off Balance Sheet Arrangements

              In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB" No.51 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

              In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

              FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

              At December 31, 2003, the Company held the following investments that, for purposes of FIN 46, were evaluated and determined that the investments do not require consolidation in the Company's financial statements:

                                Asset Type                              Purpose            Book Value(1)  Market Value
              ------------------------------------------------- ------------------------- -------------- ---------------
              Private Corporate Securities - synthetic
              leases; project financings; credit tenant leases    Investment Holdings      $     220.6    $      235.6
              Foreign Securities - US VIE subsidiaries of
                 foreign companies                                Investment Holdings             23.3            24.2
              Commercial Mortgage Obligations (CMO)               Investment Holdings
                                                                   and/or Collateral
                                                                        Manager                  403.9           406.5
              Collateralized Debt Obligations (CDO)               Investment Holdings             20.3            21.4
              Asset-Backed Securities (ABS)                       Investment Holdings             70.3            75.6
              Commercial Mortgage Backed Securities (CMBS)        Investment Holdings            106.1           115.4

              (1)Represents maximum exposure to loss except for those structures for which the Company also reserves asset management fees.

              Contractual Obligations

              As of December 31, 2003, the Company had certain contractual obligations due over a period of time as summarized in the following table:

                                                               Payments due by Period (in millions)
                                                 ------------------------------------------------------------------
                                                                Less than                              More than
              Contractual Obligations                Total        1 Year     1-3 Years    3-5 Years     5 Years
              ---------------------------------- ----------- ------------- ------------- ------------ -------------
              Operating Lease Obligations         $     0.4   $       0.1   $       0.2   $      0.1   $       -
              Purchase Obligations                     28.9          28.9           -            -             -
                                                 ----------- ------------- ------------- ------------ -------------
              Total                               $    29.3   $      29.0   $       0.2   $      0.1   $       -
                                                 =========== ============= ============= ============ =============

              Operating lease obligations relate to the rental of office space under various non-cancelable operating lease agreements that expire through January 2009.

              Purchase obligations consist of primarily of commitments to fund additional limited partnerships during 2004.

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

              Other Regulatory Matters

              Like many financial services companies, certain U.S. affiliates of ING Groep N.V. have received informal and formal requests for information since September 2003 from various governmental and self-regulatory agencies in connection with investigations related to mutual funds and variable insurance products. ING has cooperated fully with each request.

              In addition to responding to regulatory requests, ING management initiated an internal review of trading in ING insurance, retirement, and mutual fund products. The goal of this review has been to identify whether there have been any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel. This internal review is being conducted by independent special counsel and auditors. Additionally, ING reviewed its controls and procedures in a continuing effort to deter improper frequent trading in ING products. ING's internal reviews related to mutual fund trading are continuing.

              The internal review has identified several arrangements allowing third parties to engage in frequent trading of mutual funds within our variable insurance and mutual fund products, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Most of the identified arrangements were initiated prior to ING's acquisition of the businesses in question. In each arrangement identified, ING has terminated the inappropriate trading, taken steps to discipline or terminate employees who were involved, and modified policies and procedures to deter inappropriate activity. While the review is not completed, management believes the activity identified does not represent a systemic problem in the businesses involved.

              These instances included agreements (initiated in 1998) that permitted one variable life insurance customer of Reliastar Life Insurance Company ("Reliastar") to engage in frequent trading, and to submit orders until 4pm Central Time, instead of 4pm Eastern Time. Reliastar was acquired by ING in 2000. The late trading arrangement was immediately terminated when current senior management became aware of it in 2002. ING believes that no profits were realized by the customer from the late trading aspect of the arrangement.

              In addition, the review has identified five arrangements that allowed frequent trading of funds within variable insurance products issued by Reliastar and by ING USA Annuity & Life Insurance Company; and in certain ING Funds. ING entities did not receive special benefits in return for any of these arrangements, which have all been terminated. The internal review also identified two investment professionals who engaged in improper frequent trading in ING Funds.

              ING will reimburse any ING Fund or its shareholders affected by inappropriate trading for any profits that accrued to any person who engaged in improper frequent trading for which ING is responsible. Management believes that the total amount of such reimbursements will not be material to ING or its U.S. business.

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


Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.       Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                                                                               Page

Report of Independent Auditors                                                                                   22

Financial Statements:

     Income Statements for the years ended December 31, 2003, 2002 and 2001                                      23

     Balance Sheets as of December 31, 2003 and 2002                                                             24

     Statements of Changes in Shareholder's Equity for the years ended December 31,
     2003, 2002 and 2001                                                                                         25

     Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001                               26

     Notes to Financial Statements                                                                               27

                         Report of Independent Auditors


The Board of Directors
ReliaStar Life Insurance Company of New York

We have audited the accompanying balance sheets of ReliaStar Life Insurance Company of New York as of December 31, 2003 and 2002 and the related income statements, statements of changes in shareholder's equity, and statements of cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ReliaStar Life Insurance Company of New York as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company changed its accounting for goodwill and other intangible assets effective January 1, 2002.



                                                           /s/ Ernst & Young LLP


Atlanta, Georgia
March 22, 2004

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)
                                Income Statements
                                   (Millions)


                                                           Year ended         Year ended        Year ended
                                                          December 31,       December 31,      December 31,
                                                              2003               2002*             2001
                                                        -----------------  ----------------- -----------------
Revenues:
   Premiums                                             $          61.8    $         55.0    $          60.2
   Fee income                                                      94.7              98.2               90.4
   Net investment income                                          124.4             133.1              142.3
   Net realized capital gains (losses)                             10.6              (3.2)              10.6
   Other income                                                     4.0               5.5                7.6
                                                        -----------------  ----------------- -----------------
Total revenue                                                     295.5             288.6              311.1
                                                        -----------------  ----------------- -----------------
Benefits, losses and expenses:
   Benefits:
   Interest credited and other benefits
     to policyholders                                             147.5             176.3              158.6
   Underwriting, acquisition, and insurance expenses:
     General expenses                                              36.9              29.3               51.5
   Amortization:
     Deferred policy acquisition costs and value
       of business acquired                                        30.9              32.6               26.5
     Goodwill                                                       -                 -                 22.6
                                                        -----------------  ----------------- -----------------
Total benefits, losses and expenses                               215.3             238.2              259.2
                                                        -----------------  ----------------- -----------------
Income before income taxes                                         80.2              50.4               51.9
Income tax expense                                                 26.3              17.8               26.1
                                                        -----------------  ----------------- -----------------
Income before cumulative effect of change
   in accounting principle                                         53.9              32.6               25.8
Cumulative effect of change in accounting principle                 -              (865.0)               -
                                                        -----------------  ----------------- -----------------
Net income (loss)                                       $          53.9    $       (832.4)   $          25.8
                                                        =================  ================= =================

* See Note 1.

   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)
                                 Balance Sheets
                                   (Millions)


                                                                                     As of December 31,
                                                                                    2003            2002
                                                                               --------------- ----------------
Assets
Investments:
   Fixed maturities, available for sale, at fair value
     (amortized cost of $1,642.8 at 2003 and $1,523.0 at 2002)                 $      1,718.0  $      1,601.5
   Equity securities, at fair value (cost of $4.4 at 2003 and  2002)                      4.2             4.4
   Mortgage loans on real estate                                                        209.7           243.6
   Policy loans                                                                          86.6            85.2
   Short-term investments                                                                 2.1            55.6
   Other investments                                                                     12.8            11.9
   Securities pledged to creditors (amortized cost of $1.9 at 2003 and $0.9
   at 2002)                                                                               1.9             0.9
                                                                               --------------- ----------------
Total investments                                                                     2,035.3         2,003.1
Cash and cash equivalents                                                                10.4             2.4
Accrued investment income                                                                18.9            19.3
Accounts and notes receivable                                                            13.1             6.9
Reinsurance recoverable                                                                  67.8            54.6
Deferred policy acquisition costs                                                        74.6            61.3
Value of business acquired                                                               36.5            48.2
Receivable for securities sold                                                            7.1             0.5
Deferred income taxes                                                                    20.2            26.1
Other assets                                                                             10.2             4.7
Assets held in separate accounts                                                        523.1           429.4
                                                                               --------------- ----------------
Total assets                                                                   $      2,817.2  $      2,656.5
                                                                               =============== ================
Liabilities and Shareholder's Equity
Policy liabilities and accruals:
   Future policy benefits and claims reserves                                  $      1,614.3  $      1,580.5
   Unearned premiums                                                                      0.3             0.2
   Other policy claims, policyholders' and benefits payable                              37.4            41.7
   Other policyholder's funds                                                            25.3            23.3
                                                                               --------------- ----------------
Total policy liabilities and accruals                                                 1,677.3         1,645.7
Current income taxes                                                                      3.7            12.3
Other borrowed money                                                                    103.4            74.2
Other liabilities                                                                        55.1            69.1
Liabilities related to separate accounts                                                523.1           429.4
                                                                               --------------- ----------------
Total liabilities                                                                     2,362.6         2,230.7
                                                                               --------------- ----------------
Shareholder's equity:
   Common stock (1,377,863 shares authorized, issued and outstanding,
     $2.00 per share par value)                                                           2.8             2.8
   Additional paid-in capital                                                         1,200.1         1,225.6
   Accumulated other comprehensive income                                                35.8            35.4
   Retained deficit                                                                    (784.1)         (838.0)
                                                                               --------------- ----------------
Total shareholder's equity                                                              454.6           425.8
                                                                               --------------- ----------------
Total liabilities and shareholder's equity                                     $      2,817.2  $      2,656.5
                                                                               =============== ================

   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)
                  Statements of Changes in Shareholder's Equity
                                   (Millions)


                                                                     Accumulated
                                                     Additional         Other          Retained         Total
                                       Common         Paid-In       Comprehensive      Earnings     Shareholder's
                                        Stock         Capital          Income          (Deficit)        Equity
                                    -------------- -------------- ------------------ -------------- ---------------
Balance at December 31, 2000        $       2.8    $   1,194.6    $         9.4      $       1.0    $     1,207.8
Dividends to Shareholder                    -              -                -              (18.0)           (18.0)
Comprehensive income:
   Net income                               -              -                -               25.8             25.8
   Other comprehensive income,
     net of tax:
     Unrealized (loss) on
     securities ($(4.5) pretax)             -              -               (2.9)             -               (2.9)
                                                                                                    ---------------
Comprehensive income                                                                                         22.9
                                    -------------- -------------- ------------------ -------------- ---------------
Balance at December 31, 2001                2.8        1,194.6              6.5              8.8          1,212.7
Capital contribution                        -             31.4              -                -               31.4
Other                                       -             (0.4)             -                -               (0.4)
Dividends to Shareholder                    -              -                -              (14.4)           (14.4)
Comprehensive income:
   Net loss                                 -              -                -             (832.4)          (832.4)
   Other comprehensive income,
     net of tax:
     Unrealized gain on
     securities ($45.1 pretax)              -              -               28.9              -               28.9
                                                                                                    ---------------
Comprehensive loss                                                                                         (803.5)
                                    -------------- -------------- ------------------ -------------- ---------------
Balance at December 31, 2002                2.8        1,225.6             35.4           (838.0)           425.8
Dividends to Shareholder                    -            (25.5)             -                -              (25.5)
Comprehensive income:
   Net income                               -              -                -               53.9             53.9
   Other comprehensive income,
     net of tax:
     Unrealized gain on
     securities ($0.6 pretax)               -              -                0.4              -                0.4
                                                                                                    ---------------
Comprehensive income                                                                                         54.3
                                    -------------- -------------- ------------------ -------------- ---------------
Balance at December 31, 2003        $       2.8    $   1,200.1    $        35.8      $    (784.1)   $       454.6
                                    ============== ============== ================== ============== ===============

   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)
                            Statements of Cash Flows
                                   (Millions)


                                                              Year ended         Year ended          Year ended
                                                             December 31,       December 31,        December 31,
                                                                 2003               2002                2001
                                                           -----------------  ------------------  -----------------
Cash Flows from Operating Activities:
Net income (loss)                                                    $ 53.9            $ (832.4)            $ 25.8
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Interest credited to insurance                                     42.5                45.5               43.0
    Future policy benefits                                            (62.7)              (75.3)             (77.9)
    Net realized capital (gains) losses                               (10.6)                2.7              (10.6)
    Increase (decrease) in receivables and payables                    (5.0)              (29.1)              28.9
    (Increase) decrease in deferred policy acquisition costs          (13.3)              (19.7)             (34.1)
    (Increase) decrease in value of business acquired                  11.7                16.7               26.5
    Amounts due to related parties                                    (43.8)               49.9              (58.4)
    Provision for deferred income taxes                                 5.4                 3.5                2.4
    Impairment of goodwill                                                -               865.0                  -
    Amortization of goodwill                                              -                   -               22.6
    Other                                                              10.0                (1.6)             (30.9)
                                                           -----------------  ------------------  -----------------
Net cash provided by (used for) operating activities                  (11.9)               25.2              (62.7)
                                                           -----------------  ------------------  -----------------
Cash Flows from Investing Activities:
    Proceeds from the sale, maturity or repayment of:
      Fixed maturities available for sale                           2,767.9             2,248.5            1,354.5
      Equity securities                                                 0.1                   -                1.0
      Mortgages                                                        32.3                21.9               10.2
      Short-term investments                                           53.5                   -                  -
    Acquisition of investments:
      Fixed maturities available for sale                          (2,879.3)           (2,290.5)          (1,371.2)
      Equity securities                                                   -                (0.8)                 -
      Short-term investments                                              -               (35.1)              (2.1)
      Mortgages                                                       (10.0)                  -              (29.5)
    Decrease in policy loans                                           (1.4)               (0.2)              (0.6)
    Other, net                                                         (0.9)               (5.1)              (1.8)
                                                           -----------------  ------------------  -----------------
Net cash used for investing activities                                (37.8)              (61.3)             (39.5)
                                                           -----------------  ------------------  -----------------
Cash Flows from Financing Activities:
    Deposits and interest credited for investment contracts           151.0               149.0              145.2
    Maturities and withdrawals from insurance contracts               (97.0)              (83.2)            (130.9)
    Increase in borrowed money                                         29.2                (1.2)                 -
    Dividends to shareholder                                          (25.5)              (14.4)             (18.0)
    Increase in borrowed money                                            -                   -               90.5
                                                           -----------------  ------------------  -----------------
Net cash provided by financing activities                              57.7                50.2               86.8
                                                           -----------------  ------------------  -----------------
Net increase (decrease) in cash and cash equivalents                    8.0                14.1              (15.4)
Cash received from First Golden                                           -                 5.8                  -
                                                           -----------------  ------------------  -----------------
Cash and cash equivalents, beginning of period                          2.4               (17.5)              (2.1)
                                                           -----------------  ------------------  -----------------
Cash and cash equivalents, end of period                             $ 10.4               $ 2.4            $ (17.5)
                                                           =================  ==================  =================
Supplemental cash flow information:
    Income taxes paid, net                                           $ 29.5               $ 2.7             $ 28.1
                                                           =================  ==================  =================

   The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

1.       Significant Accounting Policies

         Principles of Consolidation

         Until October 1, 2003, ReliaStar Life Insurance Company of New York ("RLNY" or the "Company") was a wholly-owned subsidiary of Security-Connecticut Life Insurance Company ("Security-Connecticut Life"), a Minnesota domiciled insurance company, which provides financial products and services in the United States. Effective October 1, 2003, Security-Connecticut merged with and into ReliaStar Life Insurance Company ("ReliaStar Life") causing the Company to be a direct subsidiary of ReliaStar Life. ReliaStar Life is a wholly-owned subsidiary of Lion Connecticut Holdings, Inc. ("Lion"), a Connecticut holding and management company. Lion's ultimate parent is ING Groep, N.V. ("ING"), a global financial services company based in The Netherlands.

         On September 1, 2000, ING America Insurance Holdings, Inc. ("ING AIH"), an indirect, wholly-owned subsidiary of ING, acquired ReliaStar Financial Corp. ("ReliaStar"), of which the Company is part, for approximately $6 billion. The purchase price was comprised of approximately $5.1 billion in cash and the assumption of $917 million of outstanding debt and other net liabilities.

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

         Statement of Financial Accounting Standards ("FAS") No. 141 "Business Combinations" excludes transfers of net assets or exchanges of shares between entities under common control and is therefore covered by Accounting Principles Board ("APB") Opinion No. 16 "Business Combinations". In accordance with Opinion No. 16, the statement of financial position and other financial information is presented as of the beginning of the period being presented in the financial statements. The Company has recorded amounts as though the assets and liabilities had been transferred at January 1, 2002 on a combined basis. The 2001 information was not restated due to the immateriality of the First Golden amounts to the prior periods.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

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

         Recently Adopted Accounting Standards

         Accounting for Goodwill and Intangible Assets

         During 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Asset" ("FAS No. 142"). The adoption of this standard resulted in an impairment loss of $865.0 million. The Company, in accordance with FAS No. 142, recorded the impairment loss retroactive to the first quarter of 2002; prior quarters of 2002 were restated accordingly. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the December 31, 2002 Consolidated Income Statement.

         Application of the nonamortization provision (net of tax) of the standard resulted in an increase in net income of $22.6 million for the year ended December 31, 2001. Had the Company been accounting for goodwill under FAS No. 142 for the period presented, the Company's net income would have been as follows:

                                                                                        Year ended
                                                                                       December 31,
                                                                                           2001
                                                                                     -----------------
         (Millions)
         Reported net income after tax                                                         $ 25.8
         Add back goodwill amortization, net of tax                                              22.6
                                                                                     -----------------
         Adjusted net income after tax                                                         $ 48.4
                                                                                     =================

         Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133", FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FAS No. 133", and certain FAS No.133 implementation issues. This Standard, as amended, requires companies to

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

         record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the fair values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. FAS No. 133 was effective for the Company's financial statements beginning January 1, 2001.

         Adoption of FAS No. 133 did not have a material effect on the Company's financial position or results of operations given the Company's limited derivative holdings and embedded derivative holdings.

         The Company occasionally purchases a financial instrument that contains a derivative that is "embedded" in the instrument. In addition, the Company's insurance products are reviewed to determine whether they contain an embedded derivative. The Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument or insurance product (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where the host contract is measured at fair value, with changes in fair value reported in current period earnings or the Company is unable to reliably identify and measure the embedded derivative for separation from its host contracts, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument. The Company did not have embedded derivatives at December 31, 2003 or 2002.

         The Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" recently issued Statement Implementation Issue No. B36, "Embedded Derivatives". Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor under Those Instruments" ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The required date of adoption of DIG B36 for the Company is October 1, 2003. The Company has completed its evaluation of DIG B36 and determined that it has no investment or insurance products that are applicable to require implementation of the guidance, and therefore, the guidance had no impact on the Company's financial position, results of operations or cash flows.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

         Guarantees

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has performed an assessment of its guarantees and believes that all of its significant guarantees are excluded from the scope of this interpretation.

         Variable Interest Entities

         In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51"
         (FIN 46).In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

         In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

         FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

         At December 31, 2003, the Company held the following investments that, for purposes of FIN 46, were evaluated and determined that the investments do not require consolidation in the Company's financial statements:

                           Asset Type                              Purpose            Book Value(1)  Market Value
         ------------------------------------------------- ------------------------- -------------- ---------------
         Private Corporate Securities - synthetic
         leases; project financings; credit tenant leases    Investment Holdings      $     220.6    $      235.6
         Foreign Securities - US VIE subsidiaries of
            foreign companies                                Investment Holdings             23.3            24.2
         Commercial Mortgage Obligations (CMO)               Investment Holdings
                                                              and/or Collateral
                                                                   Manager                  403.9           406.5
         Collateralized Debt Obligations (CDO)               Investment Holdings             20.3            21.4
         Asset-Backed Securities (ABS)                       Investment Holdings             70.3            75.6
         Commercial Mortgage Backed Securities (CMBS)        Investment Holdings            106.1           115.4

         (1)Represents maximum exposure to loss except for those structures for which the Company also reserves asset management fees.

         New Accounting Pronouncements

         In July 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts", which the Company intends to adopt during first quarter 2004. The impact on the financial statements is not known at this time.

         Reclassifications and Changes to Prior Year Presentation

         Certain reclassifications have been made to prior year financial information to conform to the current year classifications.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

         During 2003, certain changes were made to the 2002 Income Statement presentation to reflect the correct balances. These changes had no impact on net income or net shareholder's equity of the Company. The following summarizes the corrections to each financial statement line item (in millions):

                                                                     Previously
                                                                      Reported                              Restated
         Revenues                                                       2002           Adjustments            2002
                                                                  -----------------  -----------------  -----------------
             Premiums                                                       $ 66.2            $ (11.2)            $ 55.0
             Fee income                                                       94.3                3.9               98.2
             Net investment income                                           130.8                2.3              133.1
             Net realized capital gains                                       (2.7)              (0.5)              (3.2)
             Other                                                            11.7               (6.2)               5.5
                                                                  -----------------  -----------------  -----------------
                 Total revenue                                             $ 300.3            $ (11.7)           $ 288.6
                                                                  =================  =================  =================

         Benefits, losses and expenses:
             Interest credited and other
               benefits to policyholders                                   $ 181.1             $ (4.8)           $ 176.3
             General expenses                                                 36.2               (6.9)              29.3
             Amortization of DAC/VOBA                                         32.6                  -               32.6
                                                                  -----------------  -----------------  -----------------
                 Total expenses                                            $ 249.9            $ (11.7)           $ 238.2
                                                                  =================  =================  =================

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

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

         The Company analyzes the general account investments to determine whether there has been an other than temporary decline in fair value below the amortized cost basis in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management considers the length of the time and the extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of a debt security will not be collected, an other than temporary impairment is considered to have occurred.

         In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force ("EITF") Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

         When a decline in fair value is determined to be other than temporary, the individual security is written down to fair value and the loss accounted for as a realized loss.

         Realized capital gains and losses on investments are included in the income statement. Unrealized capital gains and losses on investments are reflected in shareholder's equity, net of related income taxes.

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

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

         In accordance with FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," general account securities on loan are reflected on the Balance Sheets as "securities pledged to creditors". Total securities pledged to creditors at December 31, 2003 and 2002 consisted entirely of fixed maturities.

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

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

         estimated net cash flows embedded in the Company's contracts, which existed at the time the Company was acquired by ING. DAC and VOBA are evaluated for recoverability at each balance sheet date and these assets would be reduced to the extent that gross profits are inadequate to recover the asset.

         The amortization methodology varies by product type based upon two accounting standards: FAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("FAS No. 60") and FAS No. 97, "Accounting and Reporting by Insurance enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" ("FAS No. 97").

         Under FAS No. 60, acquisition costs for traditional life insurance products, which primarily include whole life and term life insurance contracts, are amortized over the premium payment period in proportion to the premium revenue recognition.

         Under FAS No. 97, acquisition costs for universal life and investment-type products, which include universal life policies and fixed and variable deferred annuities, are amortized over the life of the blocks of policies (usually 25 or 30 years) in relation to the emergence of estimated gross profits from surrender charges, investment margins, mortality and expense margins, asset-based fee income, and actual realized gains (losses) on investments. Amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

         Activity for the years ended December 31, 2003, 2002 and 2001 within VOBA was as follows:

         (Millions)
         Balance at December 31, 2000                                                       $ 93.8
             Adjustment for FAS No. 115                                                      (14.5)
             Additions                                                                         8.6
             Interest accrued at 5% - 7%                                                       4.4
             Amortization                                                                    (27.6)
                                                                                   ----------------
         Balance at December 31, 2001                                                         64.7
             Adjustment for FAS No. 115                                                       (4.0)
             Additions                                                                         4.5
             Interest accrued at 5% - 7%                                                       1.1
             Amortization                                                                    (18.1)
                                                                                   ----------------
         Balance at December 31, 2002                                                         48.2
             Adjustment for FAS No. 115                                                        6.8
             Additions                                                                         3.5
             Interest accrued at 5% - 7%                                                       0.5
             Amortization                                                                    (22.5)
                                                                                   ----------------
         Balance at December 31, 2003                                                       $ 36.5
                                                                                   ================

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

         The estimated amount of VOBA to be amortized, net of interest, over the next five years is $7.0 million, $6.2 million, $5.4 million, $4.9 million and $4.2 million for the years 2004, 2005, 2006, 2007 and 2008, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

         As part of the regular analysis of DAC/VOBA, at the end of third quarter of 2002, the Company unlocked its long-term rate of return assumptions. The Company reset long-term assumptions for the separate account returns to 9.0% (gross before fund management fees and mortality and expense and other policy charges), as of December 31, 2002, reflecting a blended return of equity and other sub-accounts. The initial unlocking adjustment in 2002 was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. During 2002, the Company recorded an acceleration of DAC/VOBA amortization totaling $1.5 million before tax, or $1.0 million, net of $0.5 million of federal income tax benefit.

         During 2003, the Company reset long-term assumptions for the separate account returns from 9.0% to 8.5% (gross before fund management fees and mortality and expense and other policy charges), as of December 31, 2003, maintaining a blended return of equity and other sub-accounts. The 2003 unlocking adjustment from the previous year was primarily driven by improved market performance. For the year ended December 31, 2003, the Company recorded an acceleration of DAC/VOBA amortization totaling $5.4 million before tax, or $3.5 million, net of $1.9 million of federal income tax benefit due to the change in the equity return assumption along with other prospective assumption changes.

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

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

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

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

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

         Deferred corporate tax is stated at the face value and is calculated for temporary valuation differences between carrying amounts of assets and liabilities in the balance sheet and tax bases based on tax rates that are expected to apply in the period when the assets are realized or the liabilities are settled.

         Deferred tax assets are recognized to the extent that it is probable that taxable profits will be available against which the deductible temporary differences can be utilized. A deferred tax asset is recognized for the carryforward of unused tax losses to the extent that it is probable that future taxable profits will be available for compensation.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

2.       Investments

         Fixed maturities available for sale as of December 31 were as follows:


                                                                            Gross          Gross
                                                            Amortized     Unrealized     Unrealized        Fair
         2003                                                  Cost         Gains          Losses         Value
                                                           ------------- -------------  -------------  -------------
         (Millions)
         U.S. government and government
             agencies and authorities                             $ 7.5         $ 0.3            $ -          $ 7.8
         States, municipalities and political
             subdivisions                                           1.8           0.1              -            1.9
         U.S. corporate securities:
             Public utilities                                     127.6           9.3            0.5          136.4
             Other corporate securities                           838.5          57.9            6.2          890.2
                                                           ------------- -------------  -------------  -------------
               Total U.S. corporate securities                    966.1          67.2            6.7        1,026.6
                                                           ------------- -------------  -------------  -------------
         Foreign securities:
             Government                                            28.0           0.4            0.2           28.2
             Other                                                141.2           6.9            2.8          145.3
                                                           ------------- -------------  -------------  -------------
               Total foreign securities                           169.2           7.3            3.0          173.5
                                                           ------------- -------------  -------------  -------------
         Mortgage-backed securities                               399.8           4.0            1.3          402.5
         Other asset-backed securities                            100.3           8.6            1.3          107.6
                                                           ------------- -------------  -------------  -------------
         Total fixed maturities, including
             fixed maturities pledged to creditors              1,644.7          87.5           12.3        1,719.9
         Less: Fixed maturities pledged to creditors                1.9             -              -            1.9
                                                           ------------- -------------  -------------  -------------
         Fixed maturities                                     $ 1,642.8        $ 87.5         $ 12.3      $ 1,718.0
                                                           ============= =============  =============  =============

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------


                                                                            Gross          Gross
                                                            Amortized     Unrealized     Unrealized        Fair
         2002                                                  Cost         Gains          Losses         Value
                                                           ------------- -------------  -------------  -------------
         (Millions)
         U.S. government and government
             agencies and authorities                            $ 96.6         $ 1.8            $ -         $ 98.4
         States, municipalities and political
             subdivisions                                           1.7           0.1              -            1.8
         U.S. corporate securities:
             Public utilities                                     104.3           8.0            1.1          111.2
             Other corporate securities                           805.3          67.7           10.5          862.5
                                                           ------------- -------------  -------------  -------------
               Total U.S. corporate securities                    909.6          75.7           11.6          973.7
                                                           ------------- -------------  -------------  -------------
         Foreign securities:
             Government                                             3.4           0.4              -            3.8
                                                           ------------- -------------  -------------  -------------
               Total foreign securities                             3.4           0.4              -            3.8
                                                           ------------- -------------  -------------  -------------
         Mortgage-backed securities                               367.4           8.2            0.1          375.5
         Other asset-backed securities                            145.2           9.0            5.0          149.2
                                                           ------------- -------------  -------------  -------------
         Total fixed maturities, including                      1,523.9          95.2           16.7        1,602.4
             fixed maturities pledged to creditors
         Less: fixed maturities pledged to creditors                0.9             -              -            0.9
                                                           ------------- -------------  -------------  -------------
         Fixed maturities                                     $ 1,523.0        $ 95.2         $ 16.7      $ 1,601.5
                                                           ============= =============  =============  =============

         At December 31, 2003 and 2002, net unrealized appreciation of $75.2 million and $78.5 million, respectively, on available-for-sale fixed maturities.

         The aggregate unrealized losses and related fair value of investments with unrealized losses as of December 31, 2003, are shown below by duration:

                                                                                     Unrealized             Fair
                                                                                        Loss               Value
                                                                                  ------------------  -----------------
         (Millions)
         Duration category:
             Less than six months below cost                                                  $ 3.1            $ 238.6
             More than six months and less than twelve months below cost                        5.1              165.6
             More than twelve months below cost                                                 4.1               23.2
                                                                                  ------------------  -----------------
         Fixed maturities                                                                    $ 12.3            $ 427.4
                                                                                  ==================  =================

         Of the losses more than 6 months and less than 12 months in duration of $5.1 million, there were $2.0 million in unrealized losses that are primarily related to interest rate movement or spread widening for

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

         other than credit-related reasons. Business and operating fundamentals are performing as expected. The remaining losses of $3.1 million as of December 31, 2003 included the following items:

              $0.8 million of unrealized losses related to securities reviewed for impairment under the guidance prescribed by EITF 99-20. This category includes U.S. government-backed securities, principal protected securities and structured securities which did not have an adverse change in cash flows for which the carrying amount was $13.0 million.

              $0.7 million of unrealized losses relating to the energy/utility industry, for which the carrying amount was $14.6 million. During 2003, the energy sector recovered due to a gradually improving economic picture and the lack of any material accounting irregularities similar to those experienced in the prior two years. The Company's year-end analysis indicates that it can expect the debt to be serviced in accordance with the contractual terms.

              $1.3 million of unrealized losses relating to non-domestic issues, with no unrealized loss exposure per country in excess of $1.5 million for which the carrying amount was $28.2 million. The Company's credit exposures are well-diversified in these markets including metals and beverage companies.

              The remaining unrealized losses totaling $0.3 million relate to a carrying amount of $9.8 million.

         An analysis of the losses more than 12 months in duration of $4.1 million follows. There were $0.9 million in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. Business and operating fundamentals are performing as expected. The remaining losses of $3.5 million as of December 31, 2003 included the following significant items:

              $1.9 million of unrealized losses relating to the airline industries, for which the carrying amount was $11.9 million. During 2003, the airline industry continued to suffer from decreased passenger volumes and a gradually improving economy. The majority of our airline investments are comprised of Enhanced Equipment Trust Certificates ("EETC"). The analysis at year-end indicates the specific collateral backing our EETC investments predominantly is represented by newer models that are expected to be retained as individual airlines reduce their fleets.

              $0.7 million of unrealized losses related to securities reviewed for impairment under the guidance prescribed by EITF 99-20. This category includes U.S. government-backed securities, principal protected securities and structured securities which did not have an adverse change in cash flows for which the carrying amount was $2.5 million.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

              The remaining unrealized losses totaling $0.6 million relate to a carrying amount of $4.4 million.

         The amortized cost and fair value of total fixed maturities for the year-ended December 31, 2003 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

                                                                                         Amortized           Fair
         (Millions)                                                                        Cost              Value
                                                                                      ----------------  ----------------
         Due to mature:
             One year or less                                                                  $ 33.1            $ 34.1
             After one year through five years                                                  419.8             441.8
             After five years through ten years                                                 377.1             401.4
             After ten years                                                                    208.6             217.2
             Mortgage-backed securities                                                         505.8             517.8
             Other asset-backed securities                                                      100.3             107.6
         Less: fixed maturities securities pledged to creditor                                    1.9               1.9
                                                                                      ----------------  ----------------
         Fixed maturities                                                                   $ 1,642.8         $ 1,718.0
                                                                                      ================  ================

         At December 31, 2003 and 2002, fixed maturities with carrying values of $6.1 million and $5.7 million, respectively, were on deposit as required by regulatory authorities.

         Beginning in April 2001, the Company entered into reverse dollar repurchase agreement and reverse repurchase agreement transactions to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. The dollar rolls and reverse repurchase agreements are accounted for as short-term collateralized financings and the repurchase obligation is reported as a component of other borrowed money on the Balance Sheets.

         The repurchase obligation totaled $101.3 and $73.1 million at December 31, 2003 and 2002, respectively. The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at December 31, 2003 or 2002. The Company believes the counterparties to the dollar roll and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

         During 2003, the Company determined that eight fixed maturities had other than temporary impairments. As a result, at December 31, 2003, the Company recognized a pre-tax loss of $4.7 million to reduce the carrying value of the fixed maturities to their combined fair value of $7.5 million. During 2002, the Company determined that twenty two fixed

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

         maturities had other than temporary impairments. As a result, at December 31, 2002, the Company recognized a pre-tax loss of $11.4 million to reduce the carrying value of the fixed maturities to their combined fair value of $25.9 million. During 2001, the Company determined that ten fixed maturities had other than temporary impairments. As a result, at December 31, 2001, the Company recognized a pre-tax loss of $0.9 million to reduce the carrying value of the fixed maturities to their fair value of $11.4 million.


3.       Financial Instruments

         Estimated Fair Value

         The following disclosures are made in accordance with the requirements of FAS No. 107, "Disclosures about Fair Value of Financial Instruments" FAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

         FAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Fixed maturities: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices. The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values. Fair values of privately placed bonds are determined using a matrix-based pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bonds. Fair values for privately placed bonds are determined through consideration of factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees and the Company's evaluation of the borrower's ability to compete in their relevant market.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

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

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

         The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 2003 and 2002 were as follows:

                                                                           2003                         2002
                                                               ---------------------------- ----------------------------
                                                                 Carrying        Fair         Carrying         Fair
                                                                  Value          Value         Value          Value
                                                               ------------- -------------- -------------  -------------
         (Millions)
         Assets:
             Fixed maturity securities                            $ 1,718.0      $ 1,718.0     $ 1,601.5      $ 1,601.5
             Equity securities                                          4.2            4.2           4.4            4.4
             Mortgage loans on real estate                            209.7          235.1         243.6          275.6
             Policy loans                                              86.6           86.6          85.2           85.2
             Cash and short-term investments                           12.5           12.5          58.0           58.0
             Assets held in separate accounts                         523.1          523.1         429.4          429.4
         Liabilities:
             Investment contract liabilities:
             Deferred annuities                                       382.9          307.6         411.3          409.6
             Supplementary contracts and
               immediate annuities                                     13.3           13.3          13.1           13.1
             Liabilities related to separate accounts                 523.1          523.1         429.4          429.4

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

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

4.       Net Investment Income

         Sources of net investment income were as follows:

                                                               Year ended         Year ended          Year ended
                                                              December 31,       December 31,        December 31,
         (Millions)                                               2003               2002                2001
                                                            -----------------  ------------------  -----------------
         Fixed maturities                                            $ 102.2             $ 108.7            $ 116.2
         Equity securities                                                 -                 0.5                0.1
         Mortgage loans                                                 18.7                20.7               21.4
         Policy loans                                                    5.8                 5.9                6.4
         Short term investments and cash equivalents                     0.2                 0.3                1.4
         Other                                                          (0.9)               (0.7)               1.2
                                                            -----------------  ------------------  -----------------
         Gross investment income                                       126.0               135.4              146.7
         Less: investment expense                                       (1.6)               (2.3)              (4.4)
                                                            -----------------  ------------------  -----------------
         Net investment income                                       $ 124.4             $ 133.1            $ 142.3
                                                            =================  ==================  =================


5.       Dividend Restrictions and Shareholder's Equity

         The Company paid $25.5 and $14.4 million in cash dividends to its Parent in 2003 and 2002, respectively.

         The Company did not receive capital contributions in 2003. The Company did receive capital contributions in 2002. The amount contributed was $31.4 million from Security-Connecticut related to the First Golden merger (refer to Note 1).

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

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

         The underlying statutory capital and surplus of the Company was $278.7 million and $267.0 million at December 31, 2003 and 2002, respectively. Statutory net income was $42.8, $18.0 million, and $11.0 million for the years ended December 31, 2003, 2002, and 2001, respectively.

         As of December 31, 2003, the Company does not utilize any statutory accounting practices, which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.

         For 2001, the Company was required to implement statutory accounting changes ("Codification") ratified by the National Association of Insurance Commissioners ("NAIC") and state insurance departments. The cumulative effect of Codification to the Company's statutory surplus as of January 1, 2001 was a decrease of $11.9 million.

         The Company maintains a $121.9 million reciprocal loan agreement with ING AIH, a perpetual $30.0 million revolving note facility with Bank of New York and a $30.0 million revolving note facility with SunTrust Bank which expires on July 30, 2004.


6.       Capital Gains and Losses

         Realized capital gains or losses are the difference between the carrying value and sale proceeds of specific investments sold. Net realized capital (losses) gains on investments were as follows:

                                                              Year ended          Year ended         Year ended
                                                             December 31,        December 31,       December 31,
         (Millions)                                              2003                2002               2001
                                                           -----------------   -----------------  -----------------
         Fixed maturities                                            $ 10.2              $ (2.5)            $ 11.8
         Equity securities                                             (0.1)                0.2               (0.4)
         Other investments                                              0.5                (0.9)              (0.8)
                                                           -----------------   -----------------  -----------------
         Pretax realized capital gains (losses)                      $ 10.6              $ (3.2)            $ 10.6
                                                           =================   =================  =================
         After-tax realized capital gains (losses)                    $ 6.9              $ (2.0)             $ 6.9
                                                           =================   =================  =================

         Proceeds from the sale of total fixed maturities and the related gross gains and losses were as follows:

                                                               Year ended         Year ended          Year ended
                                                              December 31,       December 31,        December 31,
         (Millions)                                               2003               2002                2001
                                                            -----------------  -----------------   -----------------
         Proceeds on sales                                         $ 1,677.2          $ 1,424.2           $ 1,277.5
         Gross gains                                                    23.7               39.7                24.8
         Gross losses                                                   13.5               42.2                13.0

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

         Changes in shareholder's equity related to changes in accumulated other comprehensive income (unrealized capital gains and losses on securities including securities pledged to creditors) were as follows:

                                                               Year ended         Year ended          Year ended
                                                              December 31,       December 31,        December 31,
         (Millions)                                               2003               2002                2001
                                                            -----------------  -----------------   -----------------
         Fixed maturities                                             $ (3.3)            $ 33.6              $ 15.7
         Equity securities                                              (0.2)               0.1                 0.1
         Other investments                                               4.3               11.4               (20.3)
                                                            -----------------  -----------------   -----------------
                                                                         0.8               45.1                (4.5)
         Less: Increase (decrease) in deferred
             income taxes                                                0.4               16.2                (1.6)
                                                            -----------------  -----------------   -----------------
         Net changes in accumulated other
             comprehensive income (loss)                               $ 0.4             $ 28.9              $ (2.9)
                                                            =================  =================   =================

         Shareholder's equity included the following accumulated other comprehensive income (loss):

                                                                 As of              As of               As of
                                                               December 31,       December 31,       December 31,
         (Millions)                                               2003               2002               2001
                                                            -----------------  -----------------  ------------------
         Net unrealized capital gains (losses):
         Fixed maturities                                             $ 75.2             $ 78.5              $ 44.9
         Equity securities                                              (0.2)                 -                (0.1)
         Other                                                         (19.2)             (23.5)              (34.9)
                                                            -----------------  -----------------  ------------------
                                                                        55.8               55.0                 9.9
         Less: Deferred income taxes                                    20.0               19.6                 3.4
                                                            -----------------  -----------------  ------------------
         Net accumulated other comprehensive
             income (loss)                                            $ 35.8             $ 35.4               $ 6.5
                                                            =================  =================  ==================

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

         Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities, including securities pledged to creditors were as follows:

                                                               Year ended          Year ended         Year ended
                                                              December 31,        December 31,       December 31,
         (Millions)                                               2003                2002               2001
                                                            -----------------   -----------------  -----------------
         Unrealized holding gains (losses) arising
             the year (1)                                              $ 7.3              $ 30.7             $ (9.8)
         Less: reclassification adjustment for gains
             (losses) and other items included in
             net income (2)                                              6.9                 1.8               (6.9)
                                                            -----------------   -----------------  -----------------
         Net unrealized gains (losses) on securities                   $ 0.4              $ 28.9             $ (2.9)
                                                            =================   =================  =================

         (1) Pretax unrealized holding gains (losses) arising during the year were $11.2, $47.1 million and $(14.9) million for the years ended December 31, 2003 2002 and 2001, respectively.
         (2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $10.6, $2.6 million and $(10.5) million, for the years ended December 31, 2003, 2002 and 2001, respectively.


7.       Unpaid Accident and Health Claims

         The change in the liability for unpaid accident and health claims and claim adjustment expenses is summarized as follows:

         (Millions)                                              2003                2002               2001
                                                           -----------------   -----------------  -----------------
         Balance at January 1                                        $ 17.5              $ 14.5             $ 14.1
         Less reinsurance recoverable                                  14.2                13.4               11.1
                                                           -----------------   -----------------  -----------------
         Net balance at January 1                                       3.3                 1.1                3.0
         Incurred related to:
             Current year                                               4.0                 1.1                0.6
             Prior years                                                1.3                 1.2                0.5
                                                           -----------------   -----------------  -----------------
         Total incurred                                                 5.3                 2.3                1.1
         Paid related to:
             Current year                                                 -                (0.2)               0.5
             Prior years                                                2.6                 0.3                2.5
                                                           -----------------   -----------------  -----------------
         Total Paid                                                     2.6                 0.1                3.0
                                                           -----------------   -----------------  -----------------
         Net balance at December 31                                     6.0                 3.3                1.1
         Plus reinsurance recoverables                                 11.0                14.2               13.4
                                                           -----------------   -----------------  -----------------
         Balance at December 31                                      $ 17.0              $ 17.5             $ 14.5
                                                           =================   =================  =================

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

8.       Income Taxes

         The Company files a consolidated federal income tax return with ReliaStar Life Insurance Company. The Company is allocated an amount approximating the tax the member would have incurred were it not a member of a consolidated group and shall receive benefit for the use of its tax saving attributes used in the consolidated return.

         Income taxes from continuing operations consist of the following:

                                                                    Year ended         Year ended         Year ended
                                                                   December 31,       December 31,       December 31,
         (Millions)                                                    2003               2002               2001
                                                                 -----------------  -----------------  ------------------
         Current taxes
             Federal                                                       $ 20.9             $ 14.3              $ 23.7
                                                                 -----------------  -----------------  ------------------
                 Total current taxes                                         20.9               14.3                23.7
                                                                 -----------------  -----------------  ------------------
         Deferred taxes
             Federal                                                          5.4                3.5                 2.4
                                                                 -----------------  -----------------  ------------------
                 Total deferred taxes                                         5.4                3.5                 2.4
                                                                 -----------------  -----------------  ------------------
         Total                                                             $ 26.3             $ 17.8              $ 26.1
                                                                 =================  =================  ==================

         Income taxes were different from the amount computed by applying the federal income tax rate to income from continuing operations before income taxes for the following reasons:

                                                                    Year ended        Year ended,         Year ended,
                                                                   December 31,       December 31,       December 31,
         (Millions)                                                    2003               2002               2001
                                                                 -----------------  -----------------  ------------------
         Income from continuing operations
             before income taxes                                           $ 80.2             $ 50.4              $ 51.9
         Tax rate                                                             35%                35%                 35%
                                                                 -----------------  -----------------  ------------------
         Application of the tax rate                                         28.1               17.6                18.2
         Tax effect of:
             Goodwill amortization                                                                 -                 7.9
             Prior year deferred tax adjustment                              (1.5)                 -                   -
             Other                                                           (0.3)               0.2                   -
                                                                 -----------------  -----------------  ------------------
         Income taxes                                                      $ 26.3             $ 17.8              $ 26.1
                                                                 =================  =================  ==================

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

         The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:

         (Millions)                                                                        2003               2002
                                                                                     -----------------  -----------------
         Deferred tax assets:
             Deferred policy acquisition costs                                                  $ 4.7              $ 4.8
             Insurance reserves                                                                  47.9               53.9
             Investment losses                                                                   10.2               11.7
             Legal reserve                                                                        5.1                5.3
             Other                                                                                1.3                4.6
                                                                                     -----------------  -----------------
                    Total gross assets                                                           69.2               80.3
                                                                                     -----------------  -----------------
         Deferred tax liabilities:
             Present value of future profits                                                    (17.1)             (24.9)
             Net unrealized capital gains                                                       (26.2)             (27.6)
             Other                                                                               (5.7)              (1.7)
                                                                                     -----------------  -----------------
                 Total gross liabilities                                                        (49.0)             (54.2)
                                                                                     -----------------  -----------------
         Net deferred tax asset                                                                $ 20.2             $ 26.1
                                                                                     =================  =================

         Net unrealized capital gains and losses are presented in shareholder's equity net of deferred taxes. As of December 31, 2003 and 2002, no valuation allowance was required for unrealized capital gains and losses.

         The "Policyholders' Surplus Account," which arose under prior tax law, is generally that portion of a life insurance company's statutory income that has not been subject to taxation. As of December 31, 1983, no further additions could be made to the Policyholders' Surplus Account for tax return purposes under the Deficit Reduction Act of 1984. The balance in such account was approximately $11.3 million at December 31, 2003. This amount would be taxed only under certain conditions. No income taxes have been provided on this amount since management believes under current tax law the conditions under which such taxes would become payable are remote.

         The Internal Revenue Service (the "Service") has completed examinations of the federal income tax returns of the Company for all years through 1999. There were no material adjustments made as a result of the examinations. The Service has commenced its examinations for the years 2000 and 2001.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

9.       Employee Benefit Plans

         Pension Plans

         The Company utilizes the employees of ING and its affiliates, primarily ReliaStar Life. Benefit charges to the Company for the years ended December 31, 2003 and 2002 were not significant. There were no pension benefit charges allocated to the Company from the ING Americas Retirement Plan for 2003. During 2003 and 2002, the Company was not allocated charges related to the ING America Supplemental Executive Retirement Plan that covers certain employees of the Company.

         ING North America sponsors the ING Savings Plan and ESOP (the "Savings Plan"). Substantially all employees of ING North America and its subsidiaries and affiliates are eligible to participate, including the Company's employees. During 2003, 2002 and 2001, the Company matching contribution charges associated with the Savings Plan were not significant.

         In addition to providing retirement plan benefits, the Company, in conjunction with ING, provides certain health care insurance benefits for retired employees and their eligible dependents. The post-retirement health care plan is contributory, with retiree contribution levels adjusted annually. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage. No post-retirement health care benefit charges were allocated to the Company for the years ended December 31, 2003, 2002 and 2001.


10.      Related Party Transactions

         Investment Advisory

         The Company entered into an asset management agreement with ING Investment Management, LLC ("IIM"), an affiliate, January 1, 2001, under which IIM provides asset management and accounting services. Under the agreement, the Company records a fee based on the value of the assets under management. The fee is payable quarterly. For the years ended December 31, 2003, 2002, and 2001 the Company incurred fees of $1.5 million, $2.2 million, and $2.1 million, respectively, under this agreement.

         Reciprocal Loan Agreement

         RLNY maintained a reciprocal loan agreement with ING AIH, a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement, which expired January 30, 2004, RNLY and ING AIH could borrow up to $121.9 million from one another.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

         Interest on any ING AIH borrowing is charged at a rate based on the prevailing rate of U.S. commercial paper available for purchase with similar duration. Under this agreement, the Company did not incur significant interest income or interest expense for the years ended December 31, 2003, 2002 and 2001. At December 31, 2003, the Company had a $26.7 million receivable from ING AIH.


11.      Reinsurance

         The Company utilizes excess or quota share treaties to reduce its exposure to large losses. The Company will only retain amounts not exceeding the Company's retention limits as stated below.

         At December 31, 2003, RLNY had reinsurance treaties with sixty-one authorized unaffiliated reinsurers and four affiliated reinsurers covering a significant portion of the mortality risks and guaranteed death and living benefits under its contracts. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

         The Company's retention limit is $300,000 per insurable life for individual retail coverage. For group coverage and individual payroll deduction coverage, the retention is $500,000 per life with per occurrence limitations, subject to certain maximums. Reinsurance premiums, commissions and expense reimbursements related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Reserves are based on the terms of the reinsurance contracts and are consistent with the risk assumed. RLNY obtained letters of credit in the amount of $2.0 million from Fleet Bank, $1.1 million from JPMorgan/Chase Bank, $0.8 million from U.S. Bank, $3.8 million from Bank One and $0.5 from Mellon Bank.

         The effect of reinsurance on premiums and recoveries was as follows:

                                                               Year ended         Year ended          Year ended
                                                              December 31,       December 31,        December 31,
         (Millions)                                               2003               2002                2001
                                                            -----------------  ------------------  -----------------
         Direct premiums                                              $ 93.8              $ 87.5             $ 87.3
         Reinsurance assumed                                             4.0                 4.0                3.3
         Reinsurance ceded                                             (36.0)              (36.5)             (30.4)
                                                            -----------------  ------------------  -----------------
         Net premiums                                                   61.8                55.0               60.2
                                                            -----------------  ------------------  -----------------
         Reinsurance recoveries                                       $ 11.8              $ 21.3             $ 29.2
                                                            =================  ==================  =================

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

12.      Commitments and Contingent Liabilities

         Leases

         For the year ended December 31, 2003, 2002, and 2001, rent expense for leases was $0.4 million, $0.3 million and $0.0 million. The future net minimum payments under noncancelable leases for the years ended December 31, 2004 through 2007 are estimated to be $0.1 million, $0.1 million, $0.1 million, $0.1 million, respectively, and no future net minimum payment thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

         Commitments

         Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. The Company makes investments in limited partnerships on a subscription basis. At December 31, 2003 and 2002, the Company had to fund subscriptions of $28.9 million and $26.2 million, respectively.

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

         Other Regulatory Matters

         Like many financial services companies, certain U.S. affiliates of ING Groep N.V. have received informal and formal requests for information since September 2003 from various governmental and self-regulatory agencies in connection with investigations related to mutual funds and variable insurance products. ING has cooperated fully with each

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
--------------------------------------------------------------------------------

         request. In addition to responding to regulatory requests, ING management initiated an internal review of trading in ING insurance, retirement, and mutual fund products. The goal of this review has been to identify whether there have been any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel. This internal review is being conducted by independent special counsel and auditors. Additionally, ING reviewed its controls and procedures in a continuing effort to deter improper frequent trading in ING products. ING's internal reviews related to mutual fund trading are continuing.

         The internal review has identified several arrangements allowing third parties to engage in frequent trading of mutual funds within our variable insurance and mutual fund products, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Most of the identified arrangements were initiated prior to ING's acquisition of the businesses in question. In each arrangement identified, ING has terminated the inappropriate trading, taken steps to discipline or terminate employees who were involved, and modified policies and procedures to deter inappropriate activity. While the review is not completed, management believes the activity identified does not represent a systemic problem in the businesses involved.

         These instances included agreements (initiated in 1998) that permitted one variable life insurance customer of Reliastar Life Insurance Company ("Reliastar") to engage in frequent trading, and to submit orders until 4pm Central Time, instead of 4pm Eastern Time. Reliastar was acquired by ING in 2000. The late trading arrangement was immediately terminated when current senior management became aware of it in 2002. ING believes that no profits were realized by the customer from the late trading aspect of the arrangement.

         In addition, the review has identified five arrangements that allowed frequent trading of funds within variable insurance products issued by Reliastar and by ING USA Annuity & Life Insurance Company; and in certain ING Funds. ING entities did not receive special benefits in return for any of these arrangements, which have all been terminated. The internal review also identified two investment professionals who engaged in improper frequent trading in ING Funds.

         ING will reimburse any ING Fund or its shareholders affected by inappropriate trading for any profits that accrued to any person who engaged in improper frequent trading for which ING is responsible. Management believes that the total amount of such reimbursements will not be material to ING or its U.S. business.

QUARTERLY DATA (UNAUDITED)

2003    (Millions)                                First              Second              Third              Fourth
--------                                     -----------------  ------------------  -----------------  -----------------
Total revenue                                 $          74.7    $          82.1     $          75.5    $          63.0
                                             -----------------  ------------------  -----------------  -----------------
Income before income taxes                               17.0               24.8                15.4               23.0
Less: Income tax expense                                  5.9                8.7                 5.3                6.4
                                             -----------------  ------------------  -----------------  -----------------
Income (loss) before cumulative effect
    of change in accounting principle                    11.1               16.1                10.1               16.6
                                             -----------------  ------------------  -----------------  -----------------
Net income                                    $          11.1    $          16.1     $          10.1    $          16.6
                                             =================  ==================  =================  =================

2002    (Millions)                                First              Second              Third              Fourth
--------                                     -----------------  ------------------  -----------------  -----------------
Total revenue                                 $          60.5    $          77.1     $          82.9    $           68.1
                                             -----------------  ------------------  -----------------  -----------------
Income (loss) before income taxes                        (1.7)              30.3                19.0                 2.8
Less: Income tax expense (benefit)                       (0.8)              10.6                 6.9                 1.1
                                             -----------------  ------------------  -----------------  -----------------
Income (loss) before cumulative effect                   (0.9)              19.7                12.1                 1.7
    of change in accounting principle
Cumulative effect of change in
    accounting principle                               (865.0)                 -                 -                   -
                                             -----------------  ------------------  -----------------  -----------------
Net income (loss)                             $        (865.0)   $          19.7     $          12.1    $            1.7
                                             =================  ==================  =================  =================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

9A.           Controls and Procedures

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


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

              Omitted pursuant to General Instruction I(2) of Form 10-K, except with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

              (a)   Code of Ethics for Financial Professionals
                    The Company has approved and adopted a Code of Ethics for Financial Professionals, pursuant to the requirements of
                    Section 406 of the Sarbanes-Oxley Act of 2002 (attached). Any waiver of the Code of Ethics will be disclosed by the Company by way of a Form 8K filing.

              (b)   Designation of Board Financial Expert
                    The Company has designated Ross M. Weale, as its Board Financial Expert, pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002. Mr. Weale is an independent director.

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


Item 12.      Security Ownership of Certain Beneficial Owners and Management

              Omitted pursuant to General Instruction I(2) of Form 10-K.


Item 13.      Certain Relationships and Related Transactions

              Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14       Principal Accountant Fees and Services

              Omitted pursuant to General Instruction I(2) of Form 10-K

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

              (a)   The following documents are filed as part of this report:
                    1. Financial statements. See Item 8 on Page 20.
                    2. Financial statement schedules. See Index to Financial
                       Statement Schedules on Page 60.

EXHIBITS:

                    1. Underwriting Agreement Between ReliaStar Life Insurance Company of New York ("RLNY" or "Registrant") and Directed Services, Inc., incorporated by reference from Exhibit 1 to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission ("SEC") on or about April 1, 2002 (File No. 333-75938).

                    3.(i) Articles of Incorporation of RLNY, incorporated by reference from Exhibit 3 (a) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938).

                      (ii)    By-laws of RLNY, incorporated by reference from
                              Exhibit 3(b) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938).

                    4.(a) Interests in Fixed Account I under Variable Annuity Contracts, incorporated herein by reference to the initial Registration Statement for RLNY filed with the SEC on April 15, 2003 (File No. 333-104540).

                    10.(a) Form of Services Agreement between Directed Services, Inc. and ReliaStar Life Insurance Company of New York Fund, incorporated by reference from Exhibit 10(a) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938).

                        (b) Form of Administrative Services Agreement between RLNY and Golden American Life Insurance Company Fund, incorporated by reference from Exhibit 10(b) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938).

                        (c) Form of Administrative Services Agreement between RLNY and Equitable Life Insurance Company of Iowa Fund, incorporated by reference from Exhibit 10(c) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938).

                        (d) Form of Asset Management Agreement between RLNY and ING Investment Management LLC Fund, incorporated by reference from Exhibit 10(i) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938).

                        (e) Federal Tax Sharing Agreement by and between RLNY, ReliaStar Life Insurance Company and ReliaStar Financial Corp., effective May 1, 2002, incorporated by reference from registrant's Form 10-K filed with the SEC on or about March 25, 2003 (File No. 33-75938).

                        (f) Investment Advisory Agreement between RLNY and ING Investment Management, LLC, effective January 1, 2001.

                        (g) Reciprocal Loan Agreement between RLNY and ING America Insurance Holdings, Inc., effective February 1, 2003.

                        (h) Administrative Services Agreement between RLNY and its affiliates, effective March 1, 2003.

                        (i) Amendment to Investment Advisory Agreement between RLNY and ING Investment Management LLC, effective September 1, 2003.

                        (j) Group Long Term Disability Income Quote Share Reinsurance Agreement between RLNY and ReliaStar Life Insurance Company, effective November 1, 2002.

                        (k) Agreement of Lease, dated August 11, 1995, between The Tilles Investment Company and The North Atlantic Life Insurance Company of America.

                        (l) First Amendment to Lease between The Tilles Investment Company and RLNY, effective June 1, 2001.

14.      ING Code of Ethics for Financial Professionals.

31.1 Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Keith Gubbay pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of Keith Gubbay pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on form 8-K.

             None.

                     Index to Financial Statement Schedules

                                                                                                              Page

Report of Independent Auditors                                                                                 63

I.  Summary of Investments - Other than Investments in Affiliates as of
    December 31, 2003                                                                                          64

IV. Reinsurance as of and for the years ended December 31, 2003, 2002, and 2001                                65

Schedules other than those listed above are omitted because they are not required or not applicable.

                         Report of Independent Auditors


The Board of Directors
ReliaStar Life Insurance Company of New York

We have audited the financial statements of ReliaStar Life Insurance Company of New York as of December 31, 2003 and 2002 and for the each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 22, 2004. Our audits also included the financial statement schedules listed in Item 15. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP



Atlanta, Georgia
March 22, 2004

                                   Schedule I
          Summary of Investments - Other than Investments in Affiliates
                             As of December 31, 2003
                                   (Millions)


                                                                                                             Amount
                                                                                                            Shown on
Type of Investments                                                       Cost             Value*         Balance Sheet
                                                                     ----------------  ----------------  ----------------
Fixed maturities:
    U.S. government and government agencies and authorities                $     7.5         $     7.8         $     7.8
    States, municipalities and political subdivisions                            1.8               1.9               1.9
    U.S. corporate securities                                                  966.1           1,026.6           1,026.6
    Foreign securities (1)                                                     169.2             173.5             173.5
    Mortgage-backed securities                                                 399.8             402.5             402.5
    Other asset-backed securities                                              100.3             107.6             107.6
    Less: Fixed maturities pledged to creditors                                  1.9               1.9               1.9
                                                                     ----------------  ----------------  ----------------
           Total fixed maturities securities                                 1,642.8           1,718.0           1,718.0
                                                                     ----------------  ----------------  ----------------
Equity securities:
           Total equity securities                                               4.2               4.2               4.2
                                                                     ----------------  ----------------  ----------------
Short term investments                                                           2.1               2.1               2.1
Mortgage loans                                                                 209.7             235.1             209.7
Policy loans                                                                    86.6              86.6              86.6
Other investments                                                               12.8              12.8              12.8
Securities pledged to creditors                                                  1.9               1.9               1.9
                                                                     ----------------  ----------------  ----------------
           Total investments                                               $ 1,960.1         $ 2,060.7         $ 2,035.3
                                                                     ================  ================  ================

*   See Notes 2 and 3 of Notes to Financial Statements.

(1) The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers. Substantially all of the Company's foreign securities are denominated in U.S. dollars.

                                   Schedule IV
                             Reinsurance Information
         As of and for the years ended December 31, 2003, 2002 and 2001
                                   (Millions)

                                                                                                             Percentage of
(Millions)                                   Gross            Ceded          Assumed            Net         assumed to net
                                         --------------   --------------  ---------------  --------------   ----------------
Year ended December 31, 2003
Life insurance in force                     $ 38,643.4       $ 13,149.6        $ 3,715.3      $ 29,209.1              12.7%
Premiums:
    Life insurance                                70.8             21.2              4.0            53.6
    Accident and health insurance                 23.0             14.8              -               8.2
                                         --------------   --------------  ---------------  --------------
Total premiums                                  $ 93.8           $ 36.0            $ 4.0          $ 61.8
                                         ==============   ==============  ===============  ==============
Year ended December 31, 2002
Life insurance in force                     $ 36,310.2       $ 12,669.1        $ 4,301.9      $ 27,943.0              15.4%
Premiums:
    Life insurance                                67.1             21.5              4.0            49.6
    Accident and health insurance                 20.4             15.0              -               5.4
                                         --------------   --------------  ---------------  --------------
Total premiums                                  $ 87.5           $ 36.5            $ 4.0          $ 55.0
                                         ==============   ==============  ===============  ==============
Year ended December 31, 2001
Life insurance in force                     $ 34,148.7       $ 10,687.5        $ 4,234.3      $ 27,695.5              15.3%
Premiums:
    Life insurance                                70.6             17.9              3.3            56.0
    Accident and health insurance                 16.6             12.4              -               4.2
                                         --------------   --------------  ---------------  --------------
Total premiums                                  $ 87.2           $ 30.3            $ 3.3          $ 60.2
                                         ==============   ==============  ===============  ==============


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  ReliaStar Life Insurance Company of New York
                                                                    (Registrant)

March 25, 2004                      By      /s/ David A. Wheat
--------------                         -----------------------------------------
    (Date)                                   David A. Wheat
                                             Director, Senior Vice President and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 25, 2004.

         Signatures                                         Title

/s/  Brian D. Comer                           Director and Senior Vice President
-------------------------------
      Brian D. Comer


/s/  R. Michael Conley                                      Director
-------------------------------
      R. Michael Conley


/s/  James R. Gelder                       Director, President & Chief Executive
-------------------------------
      James R. Gelder                                        Officer


/s/  Keith Gubbay                                            Director
-------------------------------
      Keith Gubbay


/s/  Ulric Haynes, Jr.                                       Director
-------------------------------
      Ulric Haynes, Jr.


/s/  Audrey R. Kavanagh                                      Director
-------------------------------
      Audrey R. Kavanagh

         Signatures                                         Title

/s/  James F. Lille                                        Director
-------------------------------
      James F. Lille


/s/  Gregory G. McGreevey                                  Director
-------------------------------
      Gregory G. McGreevey


/s/  Stephen J. Preston                       Director and Senior Vice President
-------------------------------
      Stephen J. Preston


/s/  Mark A. Tullis                                        Director
-------------------------------
      Mark A. Tullis


/s/  Charles B. Updike                                     Director
-------------------------------
      Charles B. Updike


/s/  Ross M. Weale                                          Director
-------------------------------
      Ross M. Weale


/s/  David A. Wheat                              Director, Senior Vice President
-------------------------------                      Chief Financial Officer
      David A. Wheat

                                                                  EXHIBIT 10.(f)

The Investment Advisory Agreement (the "Agreement"), dates as of January 1, 2001, is by and between RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK, a New York life insurance company (the "Client"), and ING INVESTMENT MANAGEMENT LLC, a Delaware limited liability company ("IIM").

Section 1. APPOINTMENT OF IIM - Client hereby appoints IIM to provide investment advisory services with respect to general account assets of Client allocated from time to time by Client to IIM (the "Account") under the terms and conditions set forth in this agreement. IIM hereby accepts such appointment and agrees to provide such investment advisory services, subject to the terms and conditions of this Agreement. In its performance of this Agreement, IIM shall conduct itself in accordance with the standards and requirements of the Investment Advisers Act of 1940 and the regulations promulgated thereunder.

Section 2. INVESTMENT GUIDELINES - Client shall provide from time to time written investment objectives and guidelines to IIM (the "Client Guidelines"). IIM shall make recommendations to Client regarding the direction and management of the investment and reinvestment of assets in the Account, and shall invest and reinvest the assets in the Account consistent with the Client Guidelines. To the extent that Client's investments are subject to restrictions based on the laws and regulations of Client's domicile, Client will provide IIM with an initial copy and prompt updates of such restrictions. IIM acknowledges and agrees that IIM shall invest the assets in the Account in accordance with Exhibit "A," attached hereto, including obtaining Client's prior written approval to engage in investments other than the investments listed in Items 1 through 5 under the Investment Policies section of Exhibit "A." The parties agree that prior written approval for such other investments may be documented in the Client Guidelines.

Section 3. DISCRETIONARY AUTHORITY; BROKERAGE; - Subject to the terms and conditions of this Agreement, Client hereby confers, and IIM hereby accepts (a) full discretion and authority to supervise, manage and direct the assets in the Account and (b) the right, power and authority, as Client's agent, to negotiate, execute, deliver, amend, modify and/or terminate such legal documents of every kind and nature which IIM believes are necessary or advisable in connection with its performance of this Agreement (including, without limitation, contracts, deeds, notes, assignments, mortgages, leases, security agreements and service agreements). IIM shall have the power and authority as Client's agent to establish brokerage accounts on behalf of Client, to purchase, sell, invest, reinvest, exchange, convert and trade the assets in the Account and to place all orders for the purchase and sale of securities with or through brokers, dealers or issuers selected by IIM (including those that from time to time may furnish to IIM statistical and investment research information and other services).

Section 4. ADMINISTRATIVE SERVICES - IIM will provide Client with the following administrative services: preparation of Schedules B and D to Client's annual statement; pricing of portfolios on a periodic basis as mutually agreed; private placement securities servicing (provided that servicing needs outside of IIM's historical experience may be outsourced, and billed to Client, at IIM's cost); coordination of purchases and sales at custodian banks; and coordination of securities lending transactions (as and if applicable to the Account). IIM will also (at its election) either provide or arrange for the provision of mortgage loan servicing for the Account. Client will pay the fees of any third party mortgage loan servicer.

All books, records and files established and maintained by IIM by reason of its performance under this Agreement which, absent this Agreement, would have been held by Client, shall be deemed the property of Client and shall be subject to examination by Client and persons authorized by it, including without limitation applicable regulators, at all times. IIM agrees to maintain such books, records and files in accordance with all applicable laws and regulations of the State of New York, including Regulation 152 of the New York Insurance Department. Client is responsible for providing IIM with such applicable laws and regulations and any changes thereto.

Section 5. FEES - IIM will provide the services set forth herein to Client at cost, in accordance with Regulation 33 of the New York Insurance Department. Client will pay to IIM as full compensation for services rendered a quarterly fee which represents IIM's cost to provide the services to Client. As soon as practicable following the end of each quarter IIM shall present to Client a statement setting forth the fees due and the calculation of such amount. Payment of the fee shall be due no later than 30 days following receipt of such statement by Client. IF IIM shall serve for less than the whole of any quarterly period, its compensation shall be payable on a pro rata basis for the period of the calendar quarter for which it has served as an advisor hereunder. No cash or securities due to or held for the Account shall be paid or delivered to IIM except in payment of the fee payable to IIM under this Agreement. Client may audit the calculation of the fees due under this Agreement and shall have the right to inspect, upon reasonable notice to IIM, all books and records related to the calculation of the fees charged to Client in order to verify the accuracy of the fee calculation.

Section 6. PROCEDURES - All transactions will be consummated by payment to or delivery by Client, or such other party as the Client may designate in writing (the "Custodian"), of all cash and-or securities due to or from the Account. The Bank of New York shall initially serve as the Custodian. IIM shall not act as custodian for the Account. IIM shall instruct all brokers or dealers executing orders on behalf of the Account to forward copies of all brokerage confirmations promptly after execution of such transaction to Client and/or the Custodian. Client will instruct the Custodian, if any, to provide IIM with such periodic reports concerning the status of the Account as IIM may reasonably request. IIM shall be authorized to rely and act upon instruction received from any Client representative reasonably believed by IIM to be authorized to provide such instruction.

Section 7. PROXIES - IIM shall vote securities held in the Account in response to proxies solicited by the issuers of such securities in accordance with proxy voting guidelines adopted by the Client.

Section 8. SERVICE TO OTHER CLIENTS - It is understood that IIM provides investment advisory services for other clients. Such services shall not impair the services rendered by IIM to Client pursuant to the terms of this Agreement. It is further understood that IIM may take investment action on behalf of such other clients, which differs from investment action taken on behalf of Client. If the purchase or sale of securities for the Account and for one or more such other clients is considered at or about the same time, the transactions in such securities will be allocated in a manner deemed equitable by IIM.

Section 9. LIMITATION OF LIABILITY - In rendering services under this Agreement, IIM will not be subject to any liability to Client or to any other party for any act or omission of IIM except as the result of IIM's gross negligence or willful misconduct. IIM may, with respect to questions of law, apply for and obtain the advice and opinion of counsel, and shall be fully protected with respect to anything done by it in good faith in conformity with such reasonable advice or opinion. Nothing herein shall be in any way constituted a waiver or limitation of any right of any party under applicable Federal or State law.

Section 10. CERTAIN EXPENSES - Client shall pay, or reimburse IIM for, all out of pocket costs and expenses incurred by IIM (including without limitation the fees and expenses of outside counsel) in connection with litigation, workouts, restructuring and other similar activities related to the performance of IIM's obligations hereunder. IIM shall also be entitled to obtain reimbursement from Client for such other fees, costs and expenses which are agreed upon by Client and IIM and payable to unrelated third party contractors engaged by IIM pursuant to this Agreement in connection with IIM's performance of this Agreement. IIM shall provide Client with documentation, satisfactory to Client, in connection with such request for payment and/or reimbursement.

Section 11. REPRESENTATIONS BY CLIENT - Client hereby represents and warrants to IIM as follows:

(a) Client has the power and authority to execute, deliver and perform its obligations under this Agreement;
(b) The Agreement has been duly authorized, validly executed and d elivered by one or more authorized signatories of Client, and this Agreement constitutes a legal, valid and binding obligation of Client, enforceable against Clientin accordance with its terms;
(c) The execution and delivery of this Agreement and Client's performance hereunder do not and will not be in contravention of or in conflict with Clients charter documents or the provisions of any statute, judgment, order, indenture, instrument, agreement or undertaking to which Client is a party or by which Client's assets or properties are or may become bound. Client has obtained all necessary consents and approvals of all regulatory and governmental authorities and agencies having jurisdiction over Client for Client to execute and deliver this Agreement and deliver this Agreement and to perform hereunder.

Section 12. FORM ADV PART II - The parties hereto acknowledge that, prior to the execution of this Agreement, IIM furnished to Client, for Client's review and inspection, a copy of the Form ADV Part II most recently filed by IIM with the Securities and Exchange Commission. Upon Client's written or oral request, IIM shall provide to Client a copy of any future Form ADV Part II.

Section 13. TERMINATION - This Agreement may be terminated by either party on the month-end next following receipt of written notice of termination. Termination shall not affect the right of IIM to receive payments of the unpaid balance of any fees or expenses earned or incurred prior to the date of termination. Except as may otherwise be required by applicable laws relating to the maintenance of books and records by investment advisers, all books, records and files that relate to investments then held in the Account shall be promptly transferred to Client by IIM upon termination of this Agreement at the expense of Client.

Section 14. NOTICE - Any notice, advice or report to be given pursuant to this Agreement shall be delivered or mailed:

     To IIM:      ING INVESTMENT MANAGEMENT LLC
                  c/o Corporate Counsel
                  5780 Powers Ferry Road - Suite 300
                  Atlanta, Georgia 30327-4349

     To Client:   RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                  1000 Woodbury Road, Suite 102
                  Woodbury, New York 11797

                  With a copy to:

                  Office of Corporate Secretary
                  C/o ReliaStar Life Insurance Company
                  20 Washington Avenue South
                  Minneapolis, Minnesota 55401

Client and IIM agree to appoint person(s) who shall act as principal contact and liaison for purposes of this Agreement. The identity of such persons shall be provided by written notice to which party at the notice address specified by this Section 14. The initial principal contact at Client is William Bonneville, Executive Vice President and Chief Administrative Officer. The initial principal client contact at IIM is Philip Byrde, Senior Vice President, Client Relations & Portfolio Management.

Section 15. ASSIGNMENT - This Agreement shall bind and inure to the benefit of and be enforceable by the parties hereto and their permitted successors and assigns hereunder; provided, however, that IIM may not assign its rights and obligations under this Agreement unless and until it shall have first received the prior written consent of Client. The above consent may be withheld for any reason, but if such consent is given, IIM's assignee shall be required to assume and agree to perform all the obligations of IIM hereunder and IIM shall remain fully liable for the performance of its obligations under this Agreement arising prior to any such assignment.

Section 17. ARBITRATION - Any disputes or controversies arising under this agreement shall be settled by arbitration in accordance with the American Arbitration Association rules then in effect, and any award rendered thereon shall be enforceable in any court of competent jurisdiction. The arbitration shall take place in the State of New York (or such other location as may be agreed between the parties) and the arbitrator(s) shall be unaffiliated with the parties hereto.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement or caused it to be executed by their duly authorized officers, all as of the day and year first above.

CLIENT:                             RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK


                                    By: /s/  William D. Bonneville
                               -------------------------------------------------
                                            William D. Bonneville
                                            Executive Vice President


IIM:                                ING INVESTMENT MANAGEMENT


                                    By:/s/  Robert W. Crispin
                               -------------------------------------------------
                                            Robert W. Crispin
                                            President and CIO

                                   EXHIBIT "A"

                 INVESTMENT OBJECTIVE, POLICIES AND RESTRICTIONS

IIM will have full discretion to invest and reinvest the funds made available to it for that purpose by Client as follows:

Investment Objective

The Client's investment objective is to obtain as high a level of current interest income as is consistent, in the view of IIM, with preservation of invested capital. There are market risks inherent in all investments in securities, and there can be no assurance that IIM will achieve this objective. The primary objective of preserving capital will preclude realization of the highest available income yields.

Investment Policies

IIM will seek to achieve the above-stated objective by investing in a diversified portfolio of securities. In selecting securities for this portfolio, IIM will seek the highest available yields consistent with the rating standards and other policies stated herein.

Portfolio securities will be selected pursuant to the following fundamental investment policies:

1. CASH BALANCES. Cash balances occurring pending permanent investment will be invested in high grade, corporate commercial paper. The corporate paper must have the highest rating by one or more of the nationally recognized rating organizations. Other acceptable short-term investments include U.S. Treasury bills and notes, certificates of deposit, time deposits, bankers acceptances and money market funds.
2. CORPORATE BONDS. The purchase of corporate bonds will include bonds, notes, debentures and other evidences of indebtedness issued, assumed or guaranteed by a corporation incorporated under the laws of the United States of America, of any state, district or territorial possession thereof or of the Dominion of Canada or any province thereof; provided that the bonds are rated class 1 or 2 by the Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners ("NAIC").
3. GOVERNMENT OBLIGATIONS. The purchase of government obligations will include bonds, notes, bills and other residences of indebtedness issued, assumed or guaranteed by the U.S. Government, its agencies or instrumentalities or of any state or municipality thereof; provided the bonds are rated class 1 or 2 by the SVO of the NAIC.
4. MORTGAGE-BACKED SECURITIES. The purchase of mortgage-backed securities will include obligations by: A. The Government National Mortgage Association (GNMA), B. The Federal National Mortgage Association (FNMA),
C.            The Federal Home Loan Mortgage Corporation (FHLMC),
D. FHA and VA insured or guaranteed loans, or any other government guaranteed loans.

5. EQUITY SECURITIES. Equity securities are defined to include preferred stocks, mutual fund shares or common stocks which are traded on a national stock exchange, provided that the preferred stocks are rated class 1 or 2 by the SVO of the NAIC.

Investment Restrictions

In the case of its investment management activity of the Client, IIM MAY NOT engage in or execute transactions in any of the following:

1. Borrow money for any purpose on behalf of the Client. 2. Pledge, mortgage or hypothecate the assets of Client.
3. Purchase the securities of any non-government issuer if, as a result, more than 10% of the total assets of the portfolio would be invested in the securities of the issuer.
4. Invest more than 25% of the portfolio, measured at the time of investment, in a single industry. For the purpose of this restriction, mortgage-backed securities do not constitute an industry.
5.            Enter into any investment which would violate the New York
              Insurance Law.

Other Permissible Investments

Provided that IIM receives the prior written approval of Client, it may make investments other than those permitted under Investment Policies 1 through 5 above, provided that such investments are authorized or permitted under the New York Insurance Law.


ACCEPTED:

By:/s/ William D. Bonneville__________________
   -------------------------------
         Executive Vice President


ACCEPTED:

By:/s/ Robert W. Crispin______________________
   ---------------------
         President and CIO

                                                                  EXHIBIT 10.(g)
                            RECIPROCAL LOAN AGREEMENT

         The RECIPROCAL LOAN AGREEMENT (this "Agreement"), dated as of February 1, 2003, between ReliaStar Life Insurance Company of New York, a New York life insurance company ("RLNY" or "Company"), and ING America Insurance Holdings, Inc., a Delaware corporation ("ING AIH" or "Company") located at 1105 North Market Street, Wilmington, Delaware 19809 (collectively referred to as the "Companies").

                                   WITNESSETH:

         WHEREAS, each of the Companies may have, from time to time, a need to borrow funds on a revolving basis; and

         WHEREAS, each of the Companies may have, form time to time, excess cash available to lend to the other on a revolving basis; and

         WHEREAS, the Companies are affiliated entities and as such are wiling to extend financing to, and borrow from each other as provided herein; and

         WHEREAS, each of the Companies desires to enter into this Agreement providing for, among other things, the making of such Loans by and among each other.

         NOW, THEREFORE, for and in consideration of the foregoing and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Companies agree as follows:

                                    ARTICLE 1

                                   DEFINITIONS

         Section 1.1. Defined Terms.  For purposes of this Agreement:
         -----------  -------------

         "Agreement" shall have the meaning set forth in the preamble hereto.

         "Authorized Person" shall mean the CFO, Treasurer, Assistant Treasurer, Treasury Officer, or Treasury Manager of the |Borrowing Company, or a person so designated.

         "Borrowing Company" shall mean each of the Companies to which a Loan is outstanding or is to be made pursuant to a Request for Borrowing.

         "Business Day" shall mean a day on which U.S. financial markets are open for the transaction of business required for this Agreement.

         "Companies" shall have the meaning set forth in the preamble hereto.

         "Company" shall have the meaning set forth in the preamble hereto.

         "Default" shall mean any of the events specified in Section 6.1, regardless of whether there shall have occurred any passage of time or giving of notice, or both, that would be necessary in order to constitute such an Event of Default.

         "Event of Default" shall mean any of the events specified in Section
6.1.

         "ING AIH" shall have the meaning set forth in the preamble hereto.

         "Interest Period" shall mean the number of days or months that a particular interest rate applies to a particular Loan advanced hereunder.

         "Lending Company" shall mean each of the Companies that has made, or is obligated to make, in accordance with a Request for Borrowing one or more Loans hereunder. "Loans" shall mean the amounts advanced by a Lending Company to a Borrowing Company under this Agreement.

         "Notice of Borrowing" shall have the meaning set forth in Section 2.2(b) of this Agreement.

         "Obligations" shall mean all payment and performance obligations of every kind, nature and description of each Borrowing Company to the Lending Company, or either of them, under this Agreement (including any interest, fees and other charges on the Loans or otherwise), whether such obligations are direct or indirect, absolute or contingent, due or not due, contractual or tortuous, liquidated or unliquidated, arising by operation of law or otherwise, now existing or hereafter arising.

         "Regional Treasury Office" ("RTO") shall mean the Treasurer's office of ING America Insurance Holdings, Inc.

         "Request for Borrowing" shall have the meaning set forth in Section 2.2(a) of this Agreement.

         "Revolving Loan Commitment" shall mean the maximum outstanding amount to be funded by the Lending Company to the Borrowing Company. The aggregate sum, which shall include both principal and accrued interest, that the Lending Company may loan the Borrowing Company under this Agreement shall not exceed 5% of the admitted assets of RLNY as of December 31 of the applicable preceding year and as determined by New York Insurance Law Sections 107(a)(3) and 1301.

         "RLNY" shall have the meaning set forth in the preamble hereto.

         "Termination Date" shall mean January 31, 2004, or such earlier date as payment of the Obligations shall be due (whether by acceleration or otherwise).

         "U.S. Commercial Paper" shall mean an unsecured promissory note, which has maturity of 270 days or less, that a company issues to finance short-term capital needs of the company and is usually issued at a discount.

         Section 1.2. Terminology. Each definition of a document in this Article 1 shall include such document as amended, modified, or supplemented from time to time, and, except where the context otherwise requires, definitions imparting the singular shall include the plural and vise versa. Except where specifically restricted, reference to a party shall include that party and its successors and assigns. All personal pronouns used in this Agreement, whether used in the masculine, feminine, or neuter gender, shall include all other genders. Titles of articles and sections in this Agreement are for convenience only, and neither limit nor amplify the provisions of this Agreement, and all references in this Agreement to articles, sections, subsections, paragraphs, clauses, subclauses or exhibits shall refer to the corresponding article, section, subsection, paragraph, clause, subclause of, or exhibit attached to, this Agreement, unless otherwise provided.

Section 1.3. Accounting Terms. Except as otherwise expressly provided herein, all accounting terms used herein shall be interpreted in accordance with generally accepted accounting principles consistently applied.

                                    ARTICLE 2

                               TERMS OF THE LOANS

     Section 2.1 Revolving Credit.

(a) Subject to and upon the terms and conditions set forth in this Agreement, each Lending Company aggress to advance to the Borrowing Company, from time to time prior to the Termination Date, Loans. Loans advanced under the Revolving Loan Commitment shall be repaid in accordance with Section 2.4 and may be reborrowed from time to time on a revolving basis. In no event shall RLNY borrow from a Company that owes money to RLNY.

(b) Each Borrowing Company's obligation to pay to the Lending Company the principal of and interest on the Loans shall be evidenced by the records of the RTO in lieu of a promissory note or notes.

     Section 2.2 Notice and Manner of Borrowing.

(a) Whenever the Borrowing Company desires to borrow money hereunder, it shall give the RTO prior written or facsimile request (or verbal request promptly confirmed in writing or by facsimile) of such borrowing or reborrowing (a "Request for Borrowing"). Such Request for Borrowing shall be given by an Authorized Person, to the RTO prior to 9:45 a.m. (Wilmington, Delaware time). Any Request for Borrowing received after 9:45 a.m. shall be deemed received on the next Business Day.

(b) The RTO, upon its receipt of a Request for Borrowing, shall determine if the requested funds are available and in the interest rates in accordance with
Section 2.3(a) of this Agreement (and related Interest Periods, if any) at which the Borrowing Company can borrow money in a principal amount equal to, and on the date of, the proposed borrowing or reborrowing described in each such Request for Borrowing, and shall notify the Lending Company of such interest rates and the related Interest Periods, if any, and the principal amount of proposed borrowing or reborrowing (a "Notice of Borrowing") by telephone (confirmed in writing) or by facsimile no later than 12:00 p.m. (Wilmington Delaware time) on the Business Day of the requested borrowing or reborrowing. The RTO shall promptly convey to the Borrowing Company the information contained in the Notice of Borrowing by telephone (confirmed in writing) or by facsimile.

(c) On the date of each borrowing, Lending Company will make available the amount of such borrowing or reborrowing in immediately available funds to the Borrowing company by depositing such amount in the account of the Borrowing Company by wire transfer via electronic funds transfer (EFT).

(d) The RTO shall maintain on its books a control account for each Company in which shall be recorded (i) the amount of each Loan made hereunder to each such Company, (ii) the interest rate applicable with respect to each Loan, (iii) the amount of any principal, interest or fees due or to become due from each Borrowing Company with respect to each Loan, (iv) the amount of any sum received by each Lending Company hereunder in respect of any such principal, interest or fees due on such Loans. The entries made in the RTO's control accounts shall be prima facie evidence, in the absence of manifest error, of the existence and amounts of Obligations therein recorded and any payments thereon.

(e) The RTO shall account to each Company on a quarterly basis with a statement of borrowings, interest rates, charges and payments made pursuant to this Agreement with respect to the Loans and Revolving Loan Commitment. An Authorized Person of the Companies shall review each quarterly accounting for accuracy within thirty days of receipt thereof from the RTO. Each such account rendered by the RTO shall be deemed final, binding and conclusive unless the RTO is notified by the Lending Company or the Borrowing Company within thirty days after the date the account is rendered that either the Lending Company or the Borrowing Company disputes any item thereof.

(f) The RTO shall be justified in assuming, for purposes of carrying out its duties and obligations under this Agreement, including, without limitation, its obligation to maintain accounts and provide accountings of the Loans pursuant to
Section 2.2(d) and (e) above, that (1) Loans are disbursed by the Lending Company to the Borrowing Company in accordance with the terms of the Notice of Borrowing, (2) payments on the Loans are made to the Lending Company when due, and (3) no prepayments of any Loans prior to the date that they are due and payable under Section 2.4(a) have occurred, unless the RTO is otherwise notified by either Company within seven Business days of any such delayed disbursement, overdue payment, or receipt of a prepayment.

     Section 2.3. Interest

(a) The Borrowing Company agrees to pay interest in respect of all unpaid principal amounts of the Loans from the respective dates such principal amounts were advanced until the respective dates such principal amounts are repaid at a per annum rate determined by the RTO in accordance with its usual and customary practices of obtaining quotes of the prevailing U.S. commercial paper rates for ING AIH from recognized dealers of U.S. commercial paper (e.g. ING Barings, BancOne Capital Markets and CS First Boston) and determining the lowest rate among the quotes for the applicable term of the Loan. The actual interest rate charged to the Borrowing Company shall be the lowest quoted effective rate of U.S. commercial paper for the applicable term of the Loan. Documentation of such quotes and the rate so determined shall be maintained by ING AIH in accordance with Section 2.5.

(b) Overdue principal and, to the extent not prohibited by applicable law, overdue interest in respect of any of the Loans and all other overdue amounts owing hereunder shall bear interest from each date that such amounts are overdue at the rate otherwise applicable to such underlying Loans plus an additional 2% per annum. Interest on each Loan shall accrue from and including the date of such Loan to, but excluding, the date of any repayment thereof; provided, however, that if a Loan is repaid on the same day it is made, one day's interest shall be paid on such Loan. Interest shall be computed on the basis of a year of 360 days for the actual number of days elapsed.

(c) The Companies hereby agree that the only charges imposed or to be imposed by the Lending Company hereunder for the use of money in connection with the Loans is and will be the interest required to be paid under the provisions of Sections 2.2(b). In no event shall the amount of interest due and payable under this Agreement or any other documents executed in connection herewith exceed the maximum rate of interest allowed by applicable law and, in the event any such payment is made by the Borrowing Company or received by the Lending Company, such excess sum shall be credited as a payment of principal. It is the express intent hereof that the Borrowing Company not pay and the Lending Company not receive, directly or indirectly in any manner, interest in excess of that which may be lawfully paid under applicable law.

     Section 2.4. Repayment of Principal and Interest

(a) The entire outstanding principal balance of the Loans shall be due and payable by no later than 5:00 pm (Wilmington Delaware time) on the Business Day on which the Loan is due, together with all remaining accrued and unpaid interest thereon, unless an extension of no more than three additional days is authorized by the Lending Company.

(b) Any of the Loans may be prepaid in whole or in part at any time without premium or penalty. Any such prepayment made on any Loan shall be applied, first, to interest accrued thereon through the date thereof and then to the principal balance thereof.

(c) Each payment and prepayment of principal of any Loan and each payment of interest on any Loan shall be made to the Lending Company and applied to outstanding Loan balances in the following order; first, toward any Loan or Loans then due and payable; and, second, towards the Loan or Loans which are next due and payable at the time of such prepayment.

     Section 2.5. Documentation

(a) The obligations of any Company to repay all principal of interest on Loans made pursuant to this Agreement are set forth in this Agreement and shall be fully binding and enforceable without the execution of any promissory note or other evidence of indebtedness. Expenses incurred and payment received shall be allocated to each Company in conformity with customary insurance accounting practices consistently applied and the books, accounts and records of each Company shall be so maintained as to clearly and accurately disclose the precise nature and details of the transactions, including such accounting information as is necessary to support the reasonableness of the charges or fees to the respective parties.

(b) Records of all Loans that are made under this Agreement and all monies paid back shall be kept by ING AIH on behalf of the parties.

                                    ARTICLE 3

                          REPRESENTATION AND WARRANTIES

Section 3.1. Representations and Warranties. In order to induce the Lending Company to enter into this Agreement, the Borrowing Company hereby represents and warrants as set forth below:

(a) Organization; Power; Qualification. The Borrowing Company is a corporation or life insurance company, as the case may be, duly organized, validly existing and in good standing under the laws of the state of its organization, has the power and authority to own or lease and operate its properties and to carry on its business as now being conducted, and is duly qualified and in good standing, and authorized to do business, in each jurisdiction in which the character of its properties or the nature of its business require such qualification or authorization.

(b) Authorization; Enforceability. The Borrowing Company has the power and has taken all necessary action, including the approval of RLNY's Board of Directors, to authorize it to execute, deliver and perform this Agreement in accordance with the terms hereof and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Borrowing Company and is legal, valid and binding obligation of the Borrowing Company, enforceable in accordance with its respective terms, (i) subject to limitations imposed by general principles of equity and (ii) subject to applicable bankruptcy, reorganization, insolvency and other similar laws affecting creditors' rights generally and to moratorium laws from time to time in effect.

(c) No Conflict. The execution, delivery and performance of this Agreement in accordance with its terms and the consummation of the transactions contemplated hereby do not and will not (i) violate any applicable law or regulation, (ii) conflict with, result in a breach of, or constitute a default under the charter or by-laws of the Borrowing Company or under any indenture, agreement, or other instrument to which the Borrowing Company is a party or by which it or any of its properties may be bound, or (iii) result in or require the creation or imposition of any lien upon or with respect to any property now owned or hereafter acquired by the Borrowing Company.

(d) Compliance with Law; Absence of Default. The Borrowing Company is in compliance with all applicable laws the failure to comply with which has or could reasonably be expected to have a materially adverse effect on the business, assets, liabilities, financial condition or results of operations of the Borrowing Company, and no event has occurred or has failed to occur which has not been remedied or waived, the occurrence or non-occurrence of which constitutes a Default.

     Section 3.2. Survival of Representations and Warranties. All representations and warranties made under this agreement shall be deemed to be made, and shall be true and correct, as of the date hereof and as of the date of each Loan.

                                    ARTICLE 4

                              AFFIRMATIVE COVENANTS

         So long as this Agreement is in effect:

         Section 4.1. Preservation of Existence. The Borrowing Company will (a) preserve and maintain its existence, rights, franchises, licenses and privileges in its jurisdiction of organization and (b) qualify and remain qualified and authorized to do business in each jurisdiction in which the character of its properties or the nature of its business requires such qualification or authorization.

         Section 4.2. Compliance with Applicable Laws and Regulations. The Borrowing Company will comply with the requirements of all applicable laws and regulations the failure with which to comply could have a materially adverse effect on the business, assets, liabilities, financial condition or results of operations of the Borrowing Company.

     Section 4.3. Visits and Inspections.

(a) Upon reasonable advance notice from the Lending Company, the Borrowing Company will permit representatives of the Lending Company to (a) visit and inspect the properties of the Borrowing Company during normal business hours,
(b) inspect and make extracts from and copies of its books and records, and (c) discuss with its principal officers its businesses, assts, liabilities, financial positions and results of operations.

(b) Each Company agrees that upon reasonable advance notice from an auditor of either Company or any regulatory official employed by the Department of Insurance of any state in which either Company is engaged in business, each Company will prepare and deliver to such auditor or regulatory official, within a reasonable time following such request, a written verification of all Loans made to and by the relevant Company. Upon reasonable advance notice to each Company, the books and records of the RTO and each Company relating to the subject matter of the Agreement shall be available for inspection by any auditor of either Company or any regulatory official during normal business hours, and the RTO and each Company will cooperate with said auditor or regulatory official in making any audit which requires inspection of said books and records.

                                    ARTICLE 5

                              NEGATIVE COVENANTATS

         So long as this Agreement is in effect:

     Section 5.1. Liquidation; Merger; Sale of Assets; Change or Business. The Borrowing Company shall not at any time, without proper notice to the Lending
Company:

(a) Liquidate or dissolve itself (or suffer any liquidation or dissolution) or otherwise wind up; (b) Merge or consolidate with any other person or entity;

(c) Sell, lease, abandon or other wise dispose of or transfer all or substantially all of its assets other than in the ordinary course of business; or

(d) Make any substantial change in the type of business conducted by the Borrowing Company as of the date hereof without the prior written consent of the Lending Company if such action would have a material adverse effect on the business, assets, liabilities, financial condition or results of operations of the Borrowing Company.
Any corporation into which either Company may be merged, converted or with which either Company may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which either Company shall be a party, shall succeed to all either Company's rights, obligations and immunities hereunder without the execution or filing of any paper or further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding.

                                    ARTICLE 6

                                     DEFAULT

     Section 6.1. Events of Default. Each of the following shall constitute an Event of Default:

(a) Any representation or warranty made by the Borrowing Company under this Agreement shall prove incorrect or misleading in any material respect when made;

(b) The Borrowing Company shall default in the payment of (i) any interest payable this Agreement within five days of when due, or (ii) any principal payable under this Agreement within three days of when due; (c) The Borrowing Company shall default in the performance or observance of any agreement or covenant contained in this Agreement, and such Default shall not be cured within a period of 30 days from the occurrence of such Default;

(d) The Borrowing Company shall default under any other agreement or instrument evidencing or relating to any indebtedness which Default shall not have been cured within any applicable grace period set forth therein;

(e) There shall be entered a decree or order by a court having jurisdiction in the premises constituting an order for the relief in respect of the Borrowing Company under Title 11 of the United States Code, as now constituted or hereafter amended, or any other applicable federal or state bankruptcy law or similar law, or appointing a receiver, liquidator, assignee, trustee, custodian, sequestrator, or similar official of the Borrowing Company or of any substantial part of its properties, or ordering the winding-up or liquidation of the affairs of the Borrowing Company and any such decree or order shall continue in effect for a period of 60 consecutive days.

(f) The Borrowing Company shall file a petition, answer or consent seeking relief under Title 11 of the United States Code, as now constituted or hereafter amended, or any other applicable federal or state bankruptcy law or other similar law, or the Borrowing Company shall consent other institution of proceedings thereunder or to the filing or any such petition or to the appointment or taking of possession of a receiver, liquidator, assignee, trustee, custodian, sequestrator, or other similar official of the Borrowing Company or of any substantial part of its properties, or the Borrowing Company shall fail generally to pay its debts as such debt become due, or the Borrowing Company shall take any corporate action in furtherance of any such action; or

(g) This Agreement or any provision hereof shall at any time and for any reason be declared by a court of competent jurisdiction to be null and void, or a proceeding shall be commenced by the Borrowing Company or any other person or entity seeking to establish the invalidity or unenforceability thereof, or the Borrowing Company shall deny that it has any liability or any obligation for the payment of principal or interest purported to be created under this Agreement.

     Section 6.2. Remedies. If an Event of Default shall have occurred and shall be continuing,

(a) The obligation of the Lending Company to make Loans hereunder shall immediately cease;

(b) With the exception of an Event of Default specified in Section 6.1(e) or
(f), the Lending Company, shall declare the principal of and interest on the Loans and all other amounts owed under this Agreement to be forthwith due and payable, whereupon all such amounts shall immediately become absolute and due and payable, without presentment, demand, protest, or notice of any kind, all of which are hereby expressly waived, anything in this Agreement to the contrary notwithstanding, and whereupon all such amounts shall be immediately due and payable;

(c) Upon the occurrence and continuance of an Event of Default specified in Section 6.1(*e) or (f), such principal, interest and other amounts shall thereupon and concurrently therewith become absolute and due and payable, all without any action by the Lending Company, all of which are hereby expressly waived, anything in this Agreement the contrary notwithstanding;

(d) The Lending Company shall have the right and option to exercise all of the post-default rights granted to them hereunder;

(e) The Lending Company shall have the right and option to exercise all rights and remedies available to them at their law or in equity.

                                    ARTICLE 7

                                  MISCELLANEOUS

         Section 8.1. Notices. Except as otherwise provided herein, all notices and other communications required or permitted under this Agreement shall be in writing and, if mailed, shall be deemed to have been received on the earlier of the date shown on the receipt or three Business Days after the Postmarked date thereof and, if sent by facsimile, shall be following dispatch and acknowledgement of receipt by the recipient's facsimile machine. In addition, notices hereunder may be delivered by hand or overnight courier, in which event the notice shall be deemed effective when delivered. All notices and other communications under this Agreement shall be given to the parties at the address or facsimile number listed below such party's signature line hereto, or such other address or facsimile number as may be specified by any party in a writing addressed to the other parties hereto.

         Section 8.2. Waivers. The rights and remedies of the Lending Company under this Agreement shall be cumulative and not exclusive of any rights or remedies, which they would otherwise have. No failure or delay by the Lending Company in exercising any right shall operate as a waiver of it. The Lending Company expressly decides to fund a request for a Loan at a time when the Borrowing Company is not in strict compliance with the terms of this Agreement, such decision by the Lending Company shall not be deemed to constitute an undertaking by the Lending Company to fund any further requests for Loans or precluding the Lending Company from exercising any rights available to it under the Agreement or at law or equity with respect to the Borrowing Company. Any waiver or indulgence granted by the Lending Company shall not constitute a modification of this Agreement, except to the extent expressly provided in such waiver or indulgence, or constitute a course of dealing by the Lending Company of its intent to require strict adherence to the terms of this Agreement in the future. Any such actions shall not in any way affect the ability of the Lending Company, in their respective sole discretion, to exercise any of their respective rights under this Agreement or under any other agreement.

     Section 8.3. Assignment; Successors.

(a) The Borrowing Company may not assign or transfer any of its rights or obligations hereunder without notice to the Lending Company

(b) The Lending Company may not at any time assign or participate its interest under this Agreement without notice to the Borrowing Company. Any holder of a participation in, and any assignee or transferee of, all or any portion of any amount owed by the Borrowing Company under this Agreement may exercise any and all rights provided in the Agreement with respect to any and all amounts owed by the Borrowing Company to such assignee, transferee or holder as fully as if such assignee, transferee or holder had made the Loans in the amount of the obligation in which its holds a participation or which is assigned or transferred to it.

(c) This Agreement shall be binding upon, and inure to the benefit of, the Borrowing Company, the Lending Company, and the permitted successors and assigns of each party hereto.

     Section 8.4. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all such counterparts shall together constitute but one and the same instrument.

     Section 8.5. Severability. Any provision of this Agreement which is prohibited or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof in that jurisdiction or affecting the validity or enforceability of such provision in any other jurisdiction.

     Section 8.6. Entire Agreement; Amendments. This Agreement represents the entire agreement among the parties hereto with respect to the subject matter of this transaction. No amendment or modification of the terms and provisions of this Agreement shall be effective unless in writing and signed by both Companies.

     Section 8.7. Payment on Non-Business Days. Whenever any payment to be made hereunder shall be stated to be due on a non-Business Day, such payment may be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of payment of interest hereunder.

     Section 8.8. Termination. Unless earlier terminated, this Agreement will expire one year from its date unless sooner extended by written agreement of both parties for an additional annual term. The renewal of this Agreement for any additional one year terms shall be approved by the Board of Directors of RLNY. Any such annual extension must have the prior review and approval of the New York Insurance Department. Each annual submission to the New York Insurance Department shall include a history of RLNY's borrowings under this Agreement for the previous year. This Agreement may be terminated with respect to any party hereto by such party upon its giving the other parties 30 days notice of its intent to terminate. In the event of termination as provided in this paragraph, the Lending Company's obligation to make Loans to the Borrowing Company shall cease; provided, however, that the Borrowing Company shall continue to be obligated to make all repayments of Loans and all other amounts due and payable by it as provided under this Agreement.

     Section 8.9. Prior Agreements. This Agreement replaces and supercedes all other intercompany credit agreements, and is effective as of the day and year first above written, subject to any required regulatory notifications and approvals.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement or caused it to be executed by their duly authorized officers, all as of the day and year first above written.

                                   RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK


                                   By:/s/   William D. Bonneville
                                      ------------------------------------------
                                            William D. Bonneville
                                            Executive Vice President, Appointed
                                            Actuary  and Chief Administrative
                                            Officer

                                   Address for notices:
                                   1000 Woodbury Road, Suite 208
                                   Woodbury, NY 11797
                                   Phone:   516-682-8780
                                   Fax:     516-682-8852


                                   ING AMERICA INSURANCE HOLDINGS, INC.


                                   By:/s/  David S. Pendergrass
                                      -----------------------------------------
                                            David S. Pendergrass
                                            Vice President and Treasurer

                                   Address for notices:
                                   1105 N. Market Street
                                   Wilmington, DE 19809
                                   Phone:   770-980-3300
                                   Fax:     770-980-3301

                                                                  EXHIBIT 10.(h)
                        ADMINISTRATIVE SERVICES AGREEMENT


         This Service Agreement (this "Agreement"), dated as of March 1, 2003 is entered into by and between ReliaStar Life Insurance Company of New York, a New York insurance company ("Company") and the affiliated companies specified in Exhibit A hereto (each such affiliated company referred to herein as "Service Provider").

                              W I T N E S S E T H:
                               - - - - - - - - - -

         WHEREAS, the parties are affiliates under the common control of ING Groep, N.V.; and

         WHEREAS, each Service Provider possesses certain resources, including experienced personnel, facilities and equipment, which enables it to provide certain administrative, management, professional, advisory, consulting and other services to support the Company's business; and

         WHEREAS, Company desires Service Provider to perform certain administrative and other services as more fully described below (collectively, "Services") for the Company in its insurance operations, as Company may request, such Services to be provided either directly by Service Provider or by third parties with which Service Provider has negotiated agreements for the benefit of the Company and other affiliates; and

         WHEREAS, for the convenience of the parties, each Service Provider and Company wish to enter into a single contract which will establish the contractual rights and obligations as between each Service Provider and Company but not as between the Service Providers; and

         WHEREAS, Service Provider and the Company contemplate that such an arrangement will achieve certain operating economies and improve Services to the benefit of the Company; and

         WHEREAS, Service Provider and the Company wish to assure that (i) all charges incurred hereunder for Services are reasonable and in accordance with the requirements of New York Insurance Department Regulation No. 33; and (ii) to the extent practicable, such charges reflect actual costs and are arrived at in a fair and equitable manner; and (iii) charges reflecting estimated costs, whenever used, are adjusted periodically, to bring them into alignment with costs actually incurred; and

         NOW, THEREFORE, in consideration of the premises and of the mutual promises set forth herein, and intending to be legally bound thereby, each Service Provider and the Company agree as follows.

         1. PERFORMANCE OF SERVICES.

                  (a) Provision of Services. Subject to the terms and conditions of this Agreement, Service Provider agrees, to the extent requested by Company, to provide such

 Services as described in Exhibit B, and as specified to be provided by such Service Provider in Exhibit C ("Services"), for Company as Company determines to be reasonably necessary in the conduct of its insurance operations. Service Provider may also negotiate with third parties for such Services to be provided pursuant to agreements for the benefit of Company and affiliates.

                  (b) Performance Standards. Service Provider agrees that in performing or providing functions or services hereunder, it shall use that degree of ordinary care and reasonable diligence that an experienced and qualified provider of similar services would use acting in like circumstances and experience in such matters and in accordance with the standards, practices and procedures established by Service Provider for its own business. Service Provider shall perform services according to servicing standards of the Company or such other standards as may be mutually agreed upon by the Company and Service Provider. Service Provider shall comply with all laws, regulations, rules and orders applicable to (i) the Company with respect to the services provided hereunder or (ii) Service Provider. Service Provider agrees to maintain sufficient facilities and trained personnel of the kind necessary to perform the services under this Agreement.

                  (c) Underwriting. With respect to any underwriting services that are provided to Company by Service Provider pursuant to this Agreement, it is understood that (i) Service Provider shall provide such services in accordance with Company's underwriting guidelines and procedures; and (ii) Company shall retain all final underwriting authority.

                  (d) Collection and Handling of Premiums and Other Funds. With regard to the collection of premiums, deposit and other remittances from policyholders (including payment of principal or interest on contract loans) and from any collection facility, including intermediaries and other persons or institutions that receive remittances with respect to Company's business Company shall either (i) perform these services on its own behalf; (ii) shall establish a lock-box bank arrangement in its name for the deposit of amounts collected and Service Provider employees shall direct the disbursement of funds from the lock-box bank arrangement; or (iii) in the event a lock-box bank arrangement is not used, Service Provider shall act in a fiduciary capacity with respect to such payments, hold such payments for the benefit of Company, and after the required processing of such payments, will immediately deposit such payments in one or more bank accounts established by Company and subject to the control of officers of Company.

                  (e) Claims Processing. It is understood that (i) Service Provider shall provide such services in accordance with the claims guidelines and procedures established and approved by Company's Board of Directors or committees thereof from time to time and communicated in writing to Service Provider by Company; and (ii) Company shall retain final approval authority for all claims. Payment of claims shall be made using Company's checks. In performing claims services for Company pursuant to this Agreement, Service Provider shall obtain and maintain all necessary licenses and permits required in order to comply with applicable laws and regulations, including an independent adjuster's license as appropriate.

                  (f) Personal Contact or Communication with Company Policyholders. In providing services with respect to this Agreement, Service Provider agrees that any and all personal contact or communication, both oral and written, with Company policyholders, insureds, beneficiaries and applicants will be done in the name of and on behalf of Company. (As used herein, the term "policyholders" shall include annuity contractholders and the term "policies" shall include annuity contracts.) No mention of Service Provider will be made in any such personal contact or communication with Company policyholders, insureds, beneficiaries or applicants. Service Provider agrees to use Company letterhead for all such written communications. Service Provider further agrees that if any of its employees who have direct contact with Company policyholders, insureds, beneficiaries or applicants perform such services from a location outside the State of New York, Service Provider will establish and maintain a toll free telephone number for use by Company policyholders, insureds, beneficiaries and applicants.

                  (g) Capacity of Personnel and Status of Facilities. Whenever Service Provider utilizes its employees to perform Services for Company pursuant to this Agreement, such personnel shall at all times remain employees of Service Provider subject solely to its direction and control, and Service Provider shall alone retain full liability to such employees for their welfare, salaries, fringe benefits, legally required employer contributions and tax obligations. No facility of Service Provider used in performing Services for or subject to use by Company shall be deemed to be transferred, assigned, conveyed or leased by such performance or use pursuant to this Agreement.

                  (h) Exercise of Judgment in Rendering Services. In providing any Services hereunder that require the exercise of judgment by Service Provider, Service Provider shall perform any such Service in accordance with the standards set forth herein and any additional guidelines Company develops and communicates to Service Provider. In performing any Services hereunder, Service Provider shall at all times act in a manner reasonably calculated to be in or not opposed to the best interests of Company.

                  (i) Control. The performance of Services by Service Provider for Company pursuant to this Agreement shall in no way impair the absolute control of the business and operations of Service Provider or Company by their respective Boards of Directors. Service Provider shall act hereunder so as to assure the separate operating identity of Company. The performance of Service Provider under this Agreement with respect to the business and operations of Company shall at all times be subject to the direction and control of the Board of Directors of Company.

                  (j) Promotional, sales and advertising materials. Company shall be responsible for all promotional, sales and advertising materials. Pursuant to New York Insurance Department Regulation 34-A, Company is responsible for issuing the final approval of all of its promotional, sales and advertising materials prior to its use. Service Provider shall use only such documents as have been approved by Company. Company shall maintain all promotional, sales and advertising materials at its home office and in accordance with the New York Insurance Department Regulation 34-A.

         2. CHARGES; PAYMENTS.

                  (a) Charges. Company agrees to reimburse Service Provider at cost for services and facilities provided by Service Provider pursuant to this Agreement. The charge to Company for such services and facilities shall include all direct and indirectly allocable expenses. The methods for allocating expenses to Company shall be determined in accordance with the requirements prescribed in Department Regulation No. 33. Such methods shall be modified and adjusted by mutual agreement where necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by Service Provider on behalf of Company.

                  (b) Payments. Service Provider shall submit to Company within fifteen (15) days of the end of each calendar month a written statement of the amount estimated to be owed by Company for services and the use of facilities pursuant to this Agreement in that calendar month, and Company shall pay to Service Provider within fifteen (15) days following receipt of such written statement the amount set forth in the statement. Within sixty (60) days after the end of each calendar year, Service Provider shall submit to Company a statement of actual apportioned expenses for such prior calendar year showing the basis for the apportionment of each item. Company may request a written statement from Service Provider setting forth, in reasonable detail, the nature of the services rendered or expense incurred and other relevant information to support the charge. Any difference between the amount of the estimated apportioned expenses paid by Company and the amount of the actual apportioned expenses shall be paid to either the Service Provider or Company, as the case may be, within fifteen (15) days of the statement of actual apportioned expenses.

         3.       RECORDS.

                  (a) Maintenance of Books. The Service Provider and Company each shall maintain its own books, accounts and records in such a way as to disclose clearly and accurately the nature and detail of the transactions between them, including such accounting information as is necessary to support the reasonableness of charges under this Agreement, and such additional information as Company may reasonably request for purposes of its internal bookkeeping and accounting operations. Service Provider shall keep such books, records and accounts insofar as they pertain to the computation of charges hereunder available for audit, inspection and copying by Company and persons authorized by it or any governmental agency having jurisdiction over Company during all reasonable business hours.

                  (b) Ownership and Custody of Records. All records, books, and files established and maintained by Service Provider by reason of its performance of services under this Agreement, which absent this Agreement would have been held by the Company, shall be deemed the property of the Company and shall be maintained in accordance with applicable law and regulation, including, but not limited to, Regulation No.152. Such records should be available, during normal business hours, for inspection by Company, anyone authorized by the Company, and any governmental agency that has regulatory authority over Company's business activities. Copies of such records, books and files shall be delivered to Company on demand. All such records, books and files shall be promptly transferred to Company by Service Provider upon termination of this Agreement, or to the new Service Provider in the event a service is provided by a different Service Provider. Service Provider shall maintain appropriate disaster recovery processes and procedures, including provision of access to back up records and to a disaster recovery site for records.

                  (c) Accounting Services. All records shall be maintained in accordance with New York Insurance Department Regulation No. 152 (11 NYCRR 243). In addition to the foregoing, a computer terminal, which is linked to the electronic system that generates the electronic records that constitute Company's books of account, shall be kept and maintained at Company's principal office in New York. During all normal business hours, there shall be ready availability and easy access through such terminal (either directly by New York Insurance Department personnel or indirectly with the aid of Company's employees) to the electronic media used to maintain the records comprising Company's books of account. The electronic records shall be in a readable form.

Service Provider shall maintain format integrity and compatibility of the electronic records that constitute Company's books of account. If the electronic system that created such records is to be replaced by a system with which the records would be incompatible, Service Provider shall convert such pre-existing records to a format that is compatible with the new system.

Service Provider shall maintain acceptable backup (hard copy or another durable medium, as defined in Regulation No. 152, as long as the means to access the durable medium is also maintained at Company's principal office) of the records constituting Company's books of account. Such backup shall be forwarded to Company on a monthly basis and shall be maintained by Company at its principal office in New York. If the electronic system being used to maintain the records which comprise Company's accounting records is to be replaced by a system incompatible with the existing system, Service Provider shall ensure that all pre-existing records are accessible with the new system.

                  (d) Audit. Company and persons authorized by it or any governmental agency having jurisdiction over Company shall have the right, at Company's expense, to conduct an audit of the relevant books, records and accounts of Service Provider upon giving reasonable notice of its intent to conduct such an audit. In the event of such audit, Service Provider shall give to the party requesting the audit reasonable cooperation and access to all books, records and accounts necessary to audit during normal business hours.

         4. RIGHT TO CONTRACT WITH THIRD PARTIES. Nothing herein shall be deemed to grant Service Provider an exclusive right to provide Services to Company to the extent not requested by Company pursuant to this Agreement, and Company retains the right to contract with any third party, affiliated or unaffiliated, for the performance of services or for the use of facilities as are available to or have been requested by Company pursuant to this Agreement. Service Provider with Company's consent, shall have the right to subcontract with any third party for the performance of Services requested by Service Provider provided that Service Provider shall remain responsible for the performance of services by any such subcontractors; and provided further that the charges for any such services subcontracted to an affiliate shall be determined on one or more of the bases described in Paragraph 2.

         5.       TERMINATION.

                  (a) Termination. This Agreement shall remain in effect until terminated in whole or in part by either Company or Service Provider upon giving ninety (90) days or more advance written notice, provided that electronic data processing services shall not be terminated by either party until one hundred and eighty (180) days or more advance written notice of termination. Subject to the terms (including any limitations and restrictions) of any applicable software licensing agreement then in effect between Service Provider and any licensor, Service Provider shall, upon termination of this Agreement, grant to Company a perpetual license, without payment of any fee, in any electronic data processing software developed or used by Service Provider in connection with the services provided to Company hereunder, if such software is not commercially available and is necessary, in Company's reasonable judgment, for Company to perform subsequent to termination the functions provided by Service Provider hereunder. Upon termination, Service Provider shall promptly deliver to Company all books and records that are, or are deemed by this Agreement, the property of Company.

                  (b) Settlement upon termination. No later than sixty (60) days after the effective date of termination of this Agreement Service Provider shall deliver to Company detailed written statements for all charges incurred and not included in any previous statements to the effective date of termination. The amounts owed or to be refunded hereunder shall be due and payable within fifteen
(15) days of receipt of such statements, unless Company sends written notice that such amounts are disputed.

         6.       ARBITRATION.

                  (a) Any dispute or difference with respect to the operation or interpretation of this Agreement on which an amicable understanding cannot be reached shall be settled by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association and the Expedited Procedures thereof.

                  (b) The arbitration shall be held in New York, New York, or such other place as may be mutually agreed between Company and Service Provider, and the arbitration panel shall consist of three arbitrators who must be active or retired executive officers of life insurance companies other than the parties to this Agreement, their affiliates or subsidiaries. Service Provider shall appoint one arbitrator and Company the second. Such arbitrators shall then select the third arbitrator before arbitration commences. Should one of the parties decline to appoint an arbitrator or should the two arbitrators be unable to agree upon the choice of a third, such appointment shall be left to the American Arbitration Association.

                  (c) Decisions of the arbitrators shall be by majority vote. The award rendered by the arbitrators shall be final and binding upon the parties, and judgment upon the award rendered by the arbitrators may be entered in any Court having jurisdiction thereof. Each party shall bear its own costs of the arbitration, except that the fees of the arbitrators shall be borne equally by the parties.

         7. CONTACT PERSON(S). Service Provider and Company shall appoint one or more individuals who shall serve as contact person(s) for the purpose of carrying out this Agreement. Such contact person(s) shall be authorized to act on behalf of their respective parties as to the matters pertaining to this Agreement. Effective upon execution of this Agreement, the initial contact person(s) shall be as set forth in Exhibit A. Each party shall notify the other, in writing, as to the name, address and telephone number of any replacement for any such designated contact person.

         8. NOTICE. All notices, statements or requests provided for hereunder shall be in writing and shall be deemed to have been given when delivered by hand to the person designated in Exhibit A for such or when sent by certified or registered mail, postage prepaid or overnight courier service or upon confirmation of transmission if sent by telecopier or e-mail to such person.

         9. WAIVER. The failure of Service Provider or Company to insist on strict compliance with this Agreement, or to exercise any right or remedy under this Agreement, shall not constitute a waiver of any rights provided under this Agreement, nor estop the parties from thereafter demanding full and complete compliance nor prevent the parties from exercising such a right or remedy in the future.

         10. CONFLICT WITH LAW. The invalidity or unenforceability of any term or provision of this Agreement shall not affect the validity or enforceability of any other term or provision hereof. If any provision of this Agreement should be invalidated or superseded by specific law or regulation, such law or regulation shall control to the extent of such conflict without affecting the remaining provisions of this Agreement.

         11. NO THIRD PARTY BENEFICIARIES. Except as otherwise specifically provided for herein, nothing in this Agreement is intended or shall be construed to give any person, other than the parties hereto, their successors and permitted assigns, any legal or equitable right, remedy or claim under or in respect of this Agreement or any provision contained herein.

         12. RELATIONSHIP OF THE PARTIES. This Agreement creates no contractual relationship between the Service Providers party hereto, and the provisions of this Agreement shall apply solely to each Service Provider and Company as if each Service Provider had entered into a separate agreement with Company conforming to this Agreement. Nothing contained in this Agreement shall be construed to create the relationship of joint venture or partnership between Service Provider and Company. Service Provider is an independent contractor and shall be free, subject to the terms and conditions of this Agreement, to exercise judgment and discretion with regard to the conduct of business.

         13. ASSIGNMENT. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, permitted assigns and legal representatives. Neither this Agreement, nor any right hereunder, may be assigned by Service Provider or Company (in whole or in part) without the prior written consent of the other.

         14. ENTIRE AGREEMENT. This Agreement constitutes the entire agreement between the parties, and no other agreement, statement or promise not contained in this Agreement shall be valid or binding.

         15. AMENDMENT. This Agreement may be amended only by mutual consent in writing signed by both parties.

         16. SECTION HEADINGS. Section headings contained herein are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

         17. COUNTERPARTS. This Agreement may be executed in one or more separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         18. GOVERNING LAW. This Agreement is entered into pursuant to and shall be governed by, interpreted under, and the rights of the parties determined in accordance with, the laws of the State of New York.

         19. PRIVACY RIGHTS. The parties each hereby acknowledge and agree to comply with all confidentiality and security obligations imposed on them, in connection with the collection, use, disclosure, maintenance and transmission of personal, private, health or financial information about individual policyholders or benefit recipients, including without limitation, those laws currently in place and those that may become effective during the term hereof, including without limitation, the following: Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, IICFA Internet Security Policy and any other applicable Federal laws and regulations or applicable laws and regulations as enacted in various states and any existing and future rules and regulations promulgated thereunder. The parties each agree to comply therewith and to fully cooperate with each other and their contractors to the extent reasonably necessary to allow the other (and such contractors) to comply therewith. Service Provider shall immediately report to Company any use or disclosure of any information in violation of this Agreement of which Service Provider becomes aware.

         20. CONFIDENTIALITY (a) Service Provider and Company agree that all non-public information pertaining to the business of either party, and to policyholders or claimants under any insurance policy, shall be confidential and, unless specifically designated otherwise, be held in strict confidence and not disclosed to any (i) non-affiliated third party unless written authorization to make such disclosure has been given by the appropriate party, or unless required by law, rule, regulation, a lawful order of a governmental or judicial entity; or (ii) contractor, unless all of the following are satisfied (A) such use or disclosure is permitted herein in connection with the Services, (B) such use or disclosure is necessary in connection therewith, (C) such use or disclosure complies with the privacy rights provision in Section 21 hereof, and
(D) such use or disclosure is only to those contractors who agreed to comply with the terms herewith in a written confidentiality agreement. The parties further agree that any such confidential information acquired during the course of this Agreement shall continue to be treated as confidential information for a period of five (5) years from the termination of this Agreement.

                  (b) The parties agree that the requirement of confidentiality under this Agreement also applies to their employees and agents. Each party shall use reasonable efforts to assure that its employees and agents adhere to the confidentiality requirements set forth herein. It is agreed by the parties, however, that use and disclosure of confidential information by employees and agents is authorized to the extent necessary to carry out the terms and purposes of this Agreement.

         IN WITNESS WHEREOF, the parties have caused this Agreement to be executed in duplicate by their respective duly authorized officers below.

                                        ReliaStar Life Insurance Company of
                                        New York

                                        By:/s/  Paula Cludray-Engelke
                                           ----------------------------
                                        Name: Paula Cludray-Engelke
                                        Title:   Secretary


                                        Equitable Life Insurance Company of Iowa

                                        By:/s/ Paula Cludray-Engelke
                                           ----------------------------
                                        Name: Paula Cludray-Engelke
                                        Title:   Secretary


                                        Golden American Life Insurance Company

                                        By:/s/  Paula Cludray-Engelke
                                           ----------------------------
                                        Name: Paula Cludray-Engelke
                                        Title:   Secretary


                                        ING Financial Advisers, LLC

                                        By:/s/  John F. Todd
                                           ----------------------------
                                        Name: John F. Todd
                                        Title:   Assistant Secretary


                                        ING Life Insurance and Annuity Company

                                        By:/s/  Paula Cludray-Engelke
                                           ----------------------------
                                        Name: Paula Cludray-Engelke
                                        Title:   Secretary

                                        ING North America Insurance Corporation

                                        By:/s/  John F. Todd
                                           ----------------------------
                                        Name: John F. Todd
                                        Title:   Assistant Secretary


                                        ReliaStar Life Insurance Company

                                        By:/s/  Paula Cludray-Engelke
                                           ----------------------------
                                        Name: Paula Cludray-Engelke
                                        Title:   Secretary


                                        Security Connecticut Life Insurance
                                        Company

                                        By:/s/ Paula Cludray-Engelke
                                           ----------------------------
                                        Name: Paula Cludray-Engelke
                                        Title:   Secretary


                                       Security Life of Denver Insurance Company

                                        By:/s/ Paula Cludray-Engelke
                                           ----------------------------
                                        Name: Paula Cludray-Engelke

                                        Title:   Secretary


                                        Southland Life Insurance Company

                                        By:/s/  Paula Cludray-Engelke
                                           ----------------------------
                                        Name: Paula Cludray-Engelke
                                        Title:   Secretary

                                LIST OF EXHIBITS

A        Service Providers

B-1      Underwriting and New Business Processing Services

B-2      Producer Licensing, Contracting and Compensation Services

B-3      Policyowner and Claims Processing Services

B-4      Business Unit Actuarial and Financial Management Services

B-5      Information Services

B-6      Legal, Risk Management and Compliance Services

B-7      Human Resource Services

B-8      Marketing and Sales Promotion Services

B-9      Tax Services

B-10     Reinsurance Management and Administration Services

B-11     Management Services

B-12 Procurement, Supply, Printing, Record, File, Mail, Supply and Real Estate Management Services

B-13     Corporate Accounting, Finance and Treasury Services

B-14 Pricing, Trading, Performance Reporting and Accounting Services for Variable Products

C        Services Chart

                                    Exhibit A
                                SERVICE PROVIDERS

-------------------------------------------- -------------------------------------------- ------------------------------------------
                 COMPANY                                    CONTACT                                       NOTICE
-------------------------------------------- -------------------------------------------- ------------------------------------------
ReliaStar Life Insurance Company of New York William Bonneville                           Principal Legal Counsel
1000 Woodbury Road, Suite 102                ReliaStar Life Insurance Company of New York ReliaStar Life Insurance Company of NY
Woodbury, NY 11797                           1000 Woodbury Road, Suite 102                1000 Woodbury Road, Suite 102
                                             Woodbury, NY 11797                           Woodbury, NY 11797
-------------------------------------------- -------------------------------------------- ------------------------------------------
             SERVICE PROVIDER                                CONTACT                                       NOTICE
-------------------------------------------- -------------------------------------------- ------------------------------------------
Equitable Life Insurance Company of Iowa     Keith Gubbay                                 Principal Legal Counsel
909 Locust Street                            Equitable Life Insurance Company of Iowa     Equitable Life Insurance Company of Iowa
Des Moines, IA 50309                         909 Locust Street                            909 Locust Street
                                             Des Moines, IA 50309                         Des Moines, IA 50309
-------------------------------------------- -------------------------------------------- ------------------------------------------
Golden American Life Insurance Company       Keith Gubbay                                 Principal Legal Counsel
1475 Dunwood Drive                           Golden American Life Insurance Company       Golden American Life Insurance Company
West Chester, PA 19380                       1475 Dunwood Drive                           1475 Dunwood Drive
                                             West Chester, PA 19380                       West Chester, PA 19380
-------------------------------------------- -------------------------------------------- ------------------------------------------
ING Financial Advisers LLC                   Bess Twyman                                  Principal Legal Counsel
151 Farmington Avenue                        ING Financial Advisers LLC                   ING Financial Advisers LLC
Hartford, CT 06156                           151 Farmington Avenue                        151 Farmington Avenue
                                             Hartford, CT 06156                           Hartford, CT 06156
-------------------------------------------- -------------------------------------------- ------------------------------------------
ING Life Insurance and Annuity Company       Keith Gubbay                                 Principal Legal Counsel
151 Farmington Avenue                        ING Life Insurance and Annuity Company       ING Life Insurance and Annuity Company
Hartford, CT 06156                           151 Farmington Avenue                        151 Farmington Avenue
                                             Hartford, CT 06156                           Hartford, CT 06156
-------------------------------------------- -------------------------------------------- ------------------------------------------
ING North America Insurance Corporation      Scott Burton                                 Principal Legal Counsel
5780 Powers Ferry Road, NW                   ING North America Insurance Corporation      ING North America Insurance Corporation
Atlanta, GA 30327                            5780 Powers Ferry Road, NW                   5780 Powers Ferry Road, NW
                                             Atlanta, GA 30327                            Atlanta, GA 30327
-------------------------------------------- -------------------------------------------- ------------------------------------------
ReliaStar Life Insurance Company             Keith Gubbay                                 Principal Legal Counsel
20 Washington Avenue South                   ReliaStar Life Insurance Company             ReliaStar Life Insurance Company
Minneapolis, MN 55401                        20 Washington Avenue South                   20 Washington Avenue South
                                             Minneapolis, MN 55401                        Minneapolis, MN 55401
-------------------------------------------- -------------------------------------------- ------------------------------------------
Security Connecticut Life Insurance Company  Keith Gubbay                                 Principal Legal Counsel
20 Security Drive                            Security Connecticut Life Insurance Company  Security Connecticut Life Insurance Co.
Avon, CT 06001                               20 Security Drive                            20 Security Drive
                                             Avon, CT 06001                               Avon, CT 06001
-------------------------------------------- -------------------------------------------- ------------------------------------------
Security Life of Denver Insurance Company    Keith Gubbay                                 Principal Legal Counsel
1290 Broadway                                Security Life of Denver Insurance Company    Security Life of Denver Insurance Company
Denver, CO 80203                             1290 Broadway                                1290 Broadway
                                             Denver, CO 80203                             Denver, CO 80203
-------------------------------------------- -------------------------------------------- ------------------------------------------
Southland Life Insurance Company             Keith Gubbay                                 Principal Legal Counsel
5780 Powers Ferry Road, NW                   Southland Life Insurance Company             Southland Life Insurance Company
Atlanta, GA 30327                            5780 Powers Ferry Road, NW                   5780 Powers Ferry Road, NW
                                             Atlanta, GA 30327                            Atlanta, GA 30327

                                   Exhibit B-1
                Underwriting and New Business Processing Services


Services related to underwriting and new business processes including:

1.       Underwriting and risk consulting services.

2.       Analysis of underwriting standards.

3. Assistance and advice in the development of appropriate underwriting standards in accordance with all laws and regulations of the Company's state.

4.       Perform underwriting in accordance with Company guidelines.

5.       Provide medical and/or technical support and advice to underwriting.

6.       Approve for issue all applications which meet underwriting criteria.

7. Process all approved applications and issue and deliver policies to policyholders.

8. Financial and other reporting in connection with underwriting and new business processing.

                                   Exhibit B-2
            Producer Licensing, Contracting and Compensation Services

Services related to producer licensing and contracting including:

1.       Assist with pre-appointment investigations of producers.

2. Administer producer licenses, and contracts and maintain a computer database for license and contract status.

3. Assist in development of and administer producer compensation and commission accounting.

                                   Exhibit B-3
                   Policyowner and Claims Processing Services

Services related to policyowner and claims processing including:

1. Billing, collection, administration and accounting for premiums, contract payments and withdrawals, and maintenance of customer and beneficiary accounts.

2. Customer service including response to customer inquiries by telephone or letter, administration of changes to customer and beneficiary accounts.

3.       Administration of policy changes.

4. Administration and customer support for claims, annuitizations, rollovers, contract payouts, distribution of benefits and conservation.

5. Processing claims and/or rendering, medical or technical support and advice relating to the processing, settlement and payment of claims.

6.       Surrender, lapse and maturity processing.

7. Financial and other reporting in connection with premiums, policyowner and processing services.

                                   Exhibit B-4
            Business Unit Actuarial and Financial Management Services

Actuarial and financial management related services including:

1. Actuarial consulting services, including clerical, technical and product actuarial support and product development support.

2. Preparing actuarial reports, opinions and memoranda and assistance with asset/liability management and cash flow testing.

3.       Conducting product experience studies.

4.       Preparing reserve calculations and valuations.

5.       Development of new products.

6.       Evaluation of product performance versus expectations.

7. Consultation and technical assistance in all matters relating to corporate financing, cash management, financial analysis and financial systems and programming.

8. Internal and external management reporting services, including coordination of annual planning process, preparation and consolidation of monthly operation results, management and policyholder information reports (e.g., annual reports), maintenance of reporting systems and provision of cost account reports and services.

9.       Premium accounting.

10. Assisting in development of budgets, business plans and financial models.

11. Determine and make entries, and prepare books of account including general ledgers, transaction ledgers and trial balances which will be reviewed for accuracy by officers of Company.

12. Prepare financial statements and reports, including annual, quarterly and monthly GAAP and statutory financial statements.

13. Enter data regarding customer records information related to premium or annuity considerations sent to lockboxes, provided that Company will verify that all such information is accurate and properly reflected.

14. Arrange bank accounts in the name and control of Company, and processing receipts and disbursements subject to the direction and control of Company subject to the provisions of Section 1(d) of the Agreement.

15. Commission accounting, including calculation of commissions and generation and delivery of checks.

                                   Exhibit B-5
                              Information Services

Services related to information management including:

1. Professional, technical, supervisory, programming and clerical support for information services.

2. Informational and computer services may be in the nature of applications and programming support, enhancing existing systems, helping to install new systems.

3.       Develop data processing systems strategy.

4.       Implement systems strategy.

5.       Program computers.

6. Provide data center services, including maintenance and support of mainframe and distribution process hardware and software.

7. Standard systems for product administration, accounts payable, accounting and financial reporting, human resource management and inventory control.

8.       Manage data and voice communications systems.

9.       Manage local area networks and other desktop software and systems.

10.      Provide data security and maintain effective disaster recovery program.

11.      Purchase hardware, software and supplies.

                                   Exhibit B-6
                 Legal, Risk Management and Compliance Services

Services related to legal, risk management and compliance including:

1. Provide counsel, advice and assistance in any matter of law, corporate governance and governmental relations, including advisory and consulting services, in connection with the maintenance of corporate existence, licenses, dealings with regulatory agencies, development of products, contracts and legal documents, product approvals, registration and filing of insurance and securities products, handling of claims and matters involving legal controversy, assist with dispute resolution, select, retain and manage outside counsel and provide other legal services as reasonably required or requested.

2. Provide assistance in any matter relating to risk management, including procurement of fidelity bond insurance, blanket bonds, general liability insurance, property damage insurance, directors' and officers' liability insurance, workers compensation, and any other insurance purchased by the Company.

3. Assist in the development and maintenance of a corporate compliance program and a state insurance fraud reporting program. Assist in maintaining appropriate records and systems in connection with the Company's compliance obligations under applicable state law.

4. Provide assistance with internal audit including review of operational procedures, performance of compliance tests, and assistance to independent auditors.

                                   Exhibit B-7
                             Human Resource Services

Services related to human resource management including:

1. Personnel recruiting and support services.

2. Design and implementation of human resources training.

3. Compensation studies and benefits consulting.

4. Support employee communications.

5. Payroll services.

6. Benefits compensation and design and administration.

7. Employee relations.

                                   Exhibit B-8
                     Marketing and Sales Promotion Services

Services related to marketing and sales promotion including:

1. Prepare sales promotional items, advertising materials and art work, design, text and articles relevant to such work, including clerical, technical and supervisory support and related communications.

2.       Support general communications with producers.

3.       Conduct formal insurance market research.

4. Develop sales illustrations, advertising materials, and software for products, in compliance with state laws.

5. Design and implement training programs, including product and industry developments and legal compliance.

6. Distribute to employees and/or agents underwriting guidelines for the products, where applicable.

7. Analyze and develop compensation and benefit plans for general agents and agents.

8.       Plan and support of producer conferences.

                                   Exhibit B-9
                                  Tax Services

Services related to tax including:

1. Maintenance of tax compliance, including tax return preparation and review of financial statement tax provisions.

2. Management of tax and audit appeals, including processing information requests, protest preparation, and participation in any appeals conference.

3. Direction of tax research and planning, including research of compliance issues for consistency, development of tax strategies and working with new legislative proposals.

4. Administration of tax liens, levies and garnishment of wages of Company employees and agents

                                  Exhibit B-10
               Reinsurance Management and Administration Services

Services related to reinsurance management and administration including:

1. Advise with respect to reinsurance retention limits.

2. Advice and support with respect to negotiation of reinsurance treaties.

3. Advice and support with respect to the management of reinsurer relationships.

                                  Exhibit B-11
                               Management Services

Services related to general management including:

1. Consultative and advisory services to the Company's senior executive officers and staff with respect to conduct of the Company's business operations and the execution of directives and resolutions of the Company's Board of Directors pertaining to business operations and functions, including provision of personnel to serve as officers and directors of Company.

2. Consultation and participation in the Company's strategic planning process; the development of business goals, objectives and policies; the development of operational, administrative and quality programs; preparation of financial and other reports; and the coordination of such processes, goals, objectives, policies and programs with those of the holding company.

3. Advice and assistance with respect to maintenance of the Company's capital and surplus, the development and implementation of financing strategies and plans and the production of financial reports and records.

4. Representation of the Company's interests at government affairs and industry meetings; participation in the deliberation and affairs of trade associations and promotion of the Company's products and relationships with the public.

5. Consultative, advisory and administrative services to the Company's senior executive officers and staff in respect to development, implementation and administration of human resource programs and policies, the delivery of communications and information to employees regarding enterprise plans, objectives and results; and the maintenance of employee relations, morale and developmental opportunities.

6. Direction and performance of internal audits and arrangement for independent evaluation of business processes and internal control.

                                  Exhibit B-12
 Procurement, Supply, Printing, Record, File, Mail and Real Estate Management
                                    Services

Services related to procurement, supplies, printing, records, files, mail and real estate management including:

1. Procurement and supply purchasing services, including negotiation of supply and services purchasing agreements and distribution of supplies.

2. Printing, record, file, mail and supply services including, maintaining policy files; document control; production and distribution of standard forms, stationary, business cards and other material; arrangement of warehouse storage space; supply fulfillment; mail processing, delivery and shipping; participation in purchasing agreements; retrieval and production of documents for regulatory examinations and litigation; and development and administration of record retention programs.

3.       Real estate management services.

                                  Exhibit B-13
               Corporate Accounting, Finance and Treasury Services

Services related to corporate accounting, finance and treasury including, but not limited to:

1. Accounts Payable: Making vendor payments, monitoring recurring payments, processing stop payments, preparation and filing sales and use tax reports and returns, responding to questions from vendors, processing travel and expense reports, maintaining check stock and providing copies of check images to the Companies.

2. Fixed Assets: Accounting for real estate transactions, maintaining the fixed asset records and processing payments for property taxes.

3. General Ledger: Processing journal entries, processing expense allocations, establishing and maintaining accounts and cost centers, processing intercompany transactions and processing the monthly closing.

4. Financial Reporting: Generating applicable monthly, quarterly and annual financial statements on statutory, US GAAP, tax and ING (Dutch) GAAP bases; monitoring changes to statutory, US GAAP, tax and ING GAAP accounting standards; corresponding and coordinating reporting to regulatory agencies; coordinating the external audit with the external auditors; coordinating external examinations with state insurance departments; preparing and filing RBC calculations, preparing and filing escheat reports, preparing and filing benefit plan reports, and preparing other required regulatory filings.

5. Treasury/Cash Management: Maintaining banking relationships, performing cash management procedures and short-term investment of cash balances, and processing of wire transfers.

6. Other: Preparing budget and planning reports for finance shared services, monitoring suspense account reports and other matters as requested by each Company, and management of external auditor relations.

7. Consultation and technical assistance in matters related to corporate financing, cash management, financial analysis, capital and surplus, specialized financial systems and programming, and development of budgets, business plans and financial models.

8. Investment accounting services, including interface with Company investment manager for documentation of investment transactions, recording financial activity and compliance reporting.

9. Internal and external management reporting services, including coordination of annual planning process, preparation and consolidation of monthly operation results, management and policyholder information reports (e.g., annual reports), maintenance of reporting systems and provision of cost account reports and services.

                                  Exhibit B-14

                   Pricing, Trading, Performance Reporting and
                    Accounting Services for Variable Products

Services related to support of day to day pricing, trading, performance reporting and accounting operations for variable products, including but not limited to:

1. Pricing. Collect pricing information (net asset value and ordinary income / capital gain distributions) from Investment Companies, and where applicable, calculate the variable account unit value. Provide pricing information to the applicable administrative systems / business units and external business partners; pricing calculations for insurance products shall be reported as required by the prospectus for each product.

2. Trading. Collect net trade data from administrative systems, consolidate to a legal entity level per investment option, and submit to Investment Companies; on a daily basis reconcile the shares / trade per to Investment Company; provide wire data for the settlement of trades placed.

3. Accounting. Post to ledger the entries supporting the trades and wires processed; entries will include any applicable Variable Annuity Account contract charges; daily reconcile entries posted to ledger / market value to Variable Annuity Account liability / reserve; provide Variable Annuity Account data for the Financials and Insurance Company Schedule D.

4. Investment Company Revenue. Calculate asset based revenue / sub-accounting fees monthly and post accruals to the ledger; collect revenue from investment companies in a timely manner; reconcile amounts received to the estimated calculated, and book actual payments to ledger.

5. Performance Reporting. Calculate product and investment option level returns in accordance with SEC and NASD guidelines; provide returns to ING applications, web sites, marketing, and field.

                                                                  EXHIBIT 10.(i)


                                        2
                   AMENDMENT TO INVESTMENT ADVISORY AGREEMENT


         This Amendment to Investment Advisory Agreement (this "Amendment") amends the Investment Advisory Agreement between ING Investment Management LLC ("IIM") and ReliaStar Life Insurance Company of New York ("Client"). This Amendment is dated as of September 1, 2003.

1. Background. IIM and Client are parties to an Investment Advisory Agreement, dated as of January 1, 2001, as amended (the "Agreement"), pursuant to which IIM provides Client with certain investment advisory services. IIM and Client wish to clarify the limited circumstances under which IIM may have custody of Client funds or securities under the Agreement. Although the parties do not intend by this Amendment to address whether or not Original Mortgage Documents (as defined below) are in fact securities, it is the intention of IIM and Client that, except as may be otherwise agreed from time to time, IIM will not have actual or constructive custody of Client funds or securities other than Original Mortgage Documents.

2. Amendment to Section 3 of the Agreement. Section 3 of the Agreement is hereby amended to add the following to the end of such Section:

                  "Notwithstanding anything to the contrary in this Section 3, except with regard to such Original Mortgage Documents as are selected by IIM from time to time, and as may otherwise be agreed between IIM and Client:

                  (a) IIM shall not maintain physical custody of Client funds or securities; and

                  (b) IIM shall not have the power to direct any custodian or other third party to transfer Client funds or securities, except in the case of (i) transactions involving a delivery vs. payment or vice versa, (ii) free receipts into Client Accounts, (iii) transfers between Client's own accounts, (iv) transfers to satisfy margin or collateral calls by brokers or other counterparties, and (v) other transactions that would not reasonably be considered to result in actual or constructive custody of Client funds or securities.

                  "Original Mortgage Documents" means original (a) mortgage notes, (b) certificates of participation where more than one entity has invested in the mortgage via a participation agreement, and (c) letters of credit, as applicable, that are provided from time to time by borrowers as additional security."

3. Amendment to Section 6 of the Agreement. The third sentence of Section 6 of the Agreement is hereby amended to add the language highlighted in italics below:

                  "Except as specially contemplated by Section 3, IIM shall not maintain custody of Client funds or securities or otherwise act as custodian for the Account."

4. Amendment to Section 9 of the Agreement. Section 9 of the Agreement is hereby amended to read as follows:

                  Section 9. LIMITATION OF LIABILITY - In rendering services under this Agreement, IIM will not be subject to any liability to Client or to any other party for any act or omission of IIM except as a result of IIM's negligence, misconduct or violation of applicable law. Nothing herein shall in any way constitute a waiver or limitation of any rights of any party under applicable Federal or State law.

5. Amended Agreement. Except as specifically amended by this Amendment, each and every term of this Agreement remains in full force and effect.



CLIENT:                       RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK


                              By:  /s/  Paula Cludray-Engelke
                                   ------------------------------
                              Name:     Paula Cludray-Engelke
                              Title:    Secretary


IIM:                          ING INVESTMENT MANAGEMENT LLC


                              By:  /s/  Fred C. Smith
                                   ------------------------------
                              Name:      Fred C. Smith
                              Title:     Executive Vice President

                                                                  EXHIBIT 10.(j)
                        GROUP LONG TERM DISABILITY INCOME
                        QUOTA SHARE REINSURANCE AGREEMENT
                           EFFECTIVE NOVEMBER 1, 2002
                                    issued to
                  RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                       (hereinafter called the "Insurer")
                                       by
                        RELIASTAR LIFE INSURANCE COMPANY
                      (hereinafter called, the "Reinsurer")

This Agreement shall be construed as an honorable undertaking between the parties with mutual obligations of utmost good faith and fair dealing.

                  RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                        GROUP LONG TERM DISABILITY INCOME
                        QUOTA SHARE REINSURANCE AGREEMENT
                            EFFECTIVE NOVEMBER 1 2002

                                      INDEX

ARTICLE            SUBJECT                                                  PAGE
-------            -------                                                  ----

I.                BUSINESS COVERED............................................3
II.               COMMENCEMENT AND TERMINATION................................3
III.              TERRITORY...................................................4
IV.               EXCLUSIONS..................................................4
V.                QUOTA SHARE PARTICIPATION...................................4
VI.               RECAPTURE...................................................5
VII.              PREMIUM.....................................................5
VIII.             ORIGINAL CONDITIONS.........................................6
IX.               CLAIMS......................................................6
X.                EXTRA CONTRACTUAL OBLIGATIONS...............................6
XI.               REPORTS AND REMITTANCES.....................................6
XII.              ERRORS AND OMISSION.........................................7
XIII.             ACCESS TO RECORDS...........................................7
XIV.              ARBITRATION.................................................7
XV.               INSOLVENCY..................................................7
XVI.              CONFIDENTIALITY.............................................8
XVII.             MISCELLANEOUS...............................................8



Schedule A        Insurer Expense Allowance...................................10

                  RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK

                        GROUP LONG TERM DISABILITY INCOME

                        QUOTA SHARE REINSURANCE AGREEMENT

                           EFFECTIVE NOVEMBER 1, 2002

                                    ARTICLE I

                                BUSINESS COVERED

         A. This Agreement applies to all business, except as hereinafter excluded, written and classified by the Insurer as employer group long term disability, becoming effective between November 1 and December 31, 2002, plus all employer group long term disability business otherwise effective in 2002 and first renewing in 2003, with such reinsurance to become effective November 1, 2002, with respect to premium earned and claims incurred on or after that date.

         B. The term "Policies", whenever used herein, shall mean all binders. policies. contracts. certificates and other obligations of insurance, excluding conversion from such policies.

                                   ARTICLE II

                          COMMENCEMENT AND TERMINATION

         A. This Agreement shall become effective on November 1, 2002. and shall apply to losses occurring thereafter and shall remain in force for an indefinite period, but either party shall have the right to cancel on the earlier of January 1, 2004 or any subsequent anniversary thereafter, by giving at least one hundred eighty (180) days prior written notice by certified or registered mail.

         B. In the event either party cancels in accordance with the paragraph above, the Reinsurer shall participate in all policies ceded within the terms of this Agreement written or renewed by the Insurer after receipt of notice of cancellation but prior to the effective date of termination; the Reinsurer will also participate in all such policies until the end of any rate guarantee period applicable to such policies, even if a policy renewal would occur after the effective date of termination-the termination date of this Agreement for such policies will be as of the end of the term of the rate guarantee period.

         C. This Agreement remains in effect for any liability incurred on the underlying insurance prior to termination.

         D. Upon termination of this Agreement, all books and records pertaining to this Agreement will be returned to the Company, at the Company's expense.

                                   ARTICLE III

                                    TERRITORY

The territorial limits of this Agreement shall be policies written in the State of New York and issued to New York policyholders.

                                   ARTICLE IV

                                   EXCLUSIONS

         This Agreement shall not cover groups that: (a) insure less than ten
(10) employees: (b) have a monthly maximum benefit greater than $15.000; (c) have a rate guarantee period exceeding twenty-four (24) months: (d) have a percentage of "Blue Collar" employees higher than forty percent (40%) ("Blue Collar' refers to semiskilled craftspeople, service workers who perform moderate physical labor, heavy laborers, and hazardous occupations, generally unskilled;
(e) are a voluntary long term disability plan; and (f) are an association or multiple employer trust.

Notwithstanding the above, groups otherwise excluded may be approved on a facultative basis by mutual agreement.

                                    ARTICLE V

                            QUOTA SHARE PARTICIPATION

         A. The Insurer shall cede and the Reinsurer shall accept a seventy-five percent (75%) quota share participation on the Insurer's liability. The risk retained by the Company on the business covered by this Agreement shall not be transferred or reinsured by the Insurer elsewhere on any basis without the agreement of the Reinsurer. The Reinsurer's share of the Insurer's liability of any one insured person's monthly benefit shall not be more than the applicable quota share percentage of $15.000 of Gross Monthly Benefit. If the parties agree to facultatively include groups with a higher Gross Monthly Benefit, then the quota share percentage for such claims will be one hundred percent (100%) for amounts over $15.000.

         B. "Liability" shall mean the liability which the Insurer retains net for its own account. Liability shall be based on all loss adjustment expenses and the Reinsurer shall be liable for its proportionate share of all such expenses, irrespective of the limit hereunder applying to any one insured person. "Loss adjustment expenses" will include benefits paid to claimants, all routine itemized expenses incurred to establish eligibility and all non-routine expenses or fees paid to external entities following claim approval. Examples of routine expenses include, but are not limited to, office notes from the attending physician and payment for completion of attending physician statements. Examples of nonroutine expenses include, but are not limited to, Independent Medical Examinations, tuition reimbursements, Social Security assistance, chronic pain rehabilitation programs, job accommodation equipment, adaptive devices or other medical and vocational case management tools or services. Extraordinary expenses are subject to Reinsurer approval, which approval shall not be unreasonably withheld. For these purposes, an expense will be deemed to be extraordinary if it is an expense payment amount over $10.000.00. Expenses will not include salaries of the Insurer's employees or payment to independent contractors performing similar functions on a routine basis.

         C. "Gross Monthly Benefit" shall mean the monthly benefit payable under the Insurer's original policies prior to any reduction for other income benefits that may be payable as a result of disability.

         D. "Gross Monthly Premium" shall mean the gross consideration for the policies reinsured here under and actually received and journalized by the Insurer.

         E. The Insurer represents that it has provided the Reinsurer access to all of the Insurer's existing written standard underwriting rules, premium rates, and policy forms applicable to the Policies. The Reinsurer shall not be bound by any change to the Company's standard policy language, certificate language, underwriting rules or premium rates that would result in a material risk increase unless the Insurer notifies the Reinsurer. Upon receipt of such notice, the Reinsurer shall have the right to accept or exclude the Policies affected by such change from this Agreement. or the parties may agree to a reinsurance premium modification for such affected policies. If the Reinsurer does not respond to the Insurer's notice of a material change, as referenced above, within fifteen (15) days of receiving such notice, the change will be deemed to have been accepted without any reinsurance premium modification.

         F. The parties acknowledge and agree that the Reinsurer, either directly or through an intermediary, may provide a variety of consulting services, including underwriting and case management services. The Reinsurer's administrative expenses for the services will be paid at cost and will be provided in accordance with New York Regulation 33, as set forth in the intercompany services agreement between the parties (Agreement Number 29998).

         G. The Insurer's expense allowances are set forth in Schedule A.

                                   ARTICLE VI

                                    RECAPTURE

         Following the two year anniversary of this Agreement, the Insurer may increase the Insurer's retention in increments of not more than fifteen percent (15%) of the total risk, provided. however, that the quota share percentage may not be reduced to less then fifty percent (50%). Such recapture shall be made only on an Anniversary date. Notice of intent to recapture must be given in writing no less than one hundred twenty (120) days prior to the Anniversary date on which any recapture would occur. Recapture of in force reinsurance shall not apply to claims incurred prior to the date of recapture. There is no additional fee or charge for exercise of the recapture rights set forth in this Article.

                                   ARTICLE VII

                                     PREMIUM

         The reinsurance premium payable is based on the applicable quota share percentage of the Gross Monthly Premium received by the Insurer. The monthly amounts remitted shall be as set forth in Article XI. and subject to the expenses and adjustments set forth in that article.

                                  ARTICLE VIII

                               ORIGINAL CONDITIONS

         All amounts ceded hereunder shall be subject to the same gross rates and to the same clauses, Conditions, and modifications of the Insurer's policies.

                                   ARTICLE IX

                                     CLAIMS

         A. The Insurer shall notify the Reinsurer by way of monthly statements of each disability claim for which reinsurance is provided hereunder.

         B. The Reinsurer shall pay losses in accordance with its proportional share of its contractual liability and shall follow the claims paying and settlement decisions of the Insurer, subject always to the limits, terms and conditions of this Agreement.

                                    ARTICLE X

                          EXTRA CONTRACTUAL OBLIGATION

         The Reinsurer shall not be liable for attorneys fees, court costs, penalties, interest upon judgments, or any extra-contractual damages of any, nature or kind, including but not limited to punitive, statutory, compensatory, or exemplary damages or any damages or penalties of any kind assessed by any state or federal regulatory body or court of law, provided that the Reinsurer will pay its share of extracontractual amounts awarded against the Company in connection with coverage reinsured under this Agreement if the Reinsurer elected and agreed in writing to support the claim decision resulting in the coverage dispute, hearing, or litigation in question.

                                   ARTICLE XI

                             REPORTS AND REMITTANCES

         A. Within thirty (30) days after the close of each month, the Insurer shall provide the Reinsurer with a summary report reflecting the monthly premium due. This report shall contain the Gross Monthly Premium, including conversion premium, less losses and loss adjustment expenses. commissions, fees, and the expenses set forth in Schedule A, resulting in a net balance due either party. This report shall also include the Insurer group name and number.

         B. The Insurer will have the opportunity to review the report and correct any errors. Undisputed amounts due the Reinsurer shall be remitted within thirty (30) days of the report. Undisputed amounts due the Insurer shall be remitted within thirty (30) days following receipt of the report. The parties will use their best efforts to promptly and reasonably resolve and reconcile any payment issues, provided that either party retains the right to commence the arbitration procedures set forth in this Agreement.

                                   ARTICLE XII

                              ERRORS AND OMISSIONS

         Inadvertent delays, errors or omissions made by the Insurer in connection with this Agreement shall not relieve the Reinsurer from any liability which would have attached had such delay, error or omission not occurred, provided always that such delay, error or omission shall be rectified as soon as possible after discovery by the Insurer's Home Office.

                                  ARTICLE XIII

                                ACCESS TO RECORDS

         Each party shall place at the disposal of the other party at all reasonable times, and shall have the right to inspect through their designated representatives, during the term of this Agreement and thereafter, all books, records and papers of the other party in connection with any reinsurance hereunder, or the subject matter hereof. In addition, each party will maintain its books and records pertaining to this Agreement in accordance with New York Regulation 152, as may be amended from time to time.

                                   ARTICLE XIV

                                   ARBITRATION

         Either party (hereinafter called "Claimant") may request arbitration to resolve any dispute arising out of this Agreement. If the other party (hereinafter called "Respondent") agrees to arbitration. such arbitration shall be binding upon both parties. Such dispute shall be submitted to the decision of a board of arbitration composed of two arbitrators and an umpire, meeting in New York, unless otherwise agreed. The arbitration shall be conducted and governed in accordance with New York law.

         The members of the board of arbitration shall be active or retired disinterested officials of insurance or reinsurance companies or agencies other than the parties or their affiliates. Each party shall appoint its arbitrator, and the two arbitrators shall choose an umpire before instituting the hearing. If the Respondent fails to appoint its arbitrator within four (4) weeks after being requested to do so by the Claimant, the latter shall also appoint the second arbitrator. If the two arbitrators fail to agree upon the appointment of an umpire within four (4) weeks after their nominations, each of them shall name three, of whom the other shall decline two and the decision shall be made by drawing lots. The decision rendered by a majority of the arbitrators shall be final and binding on both parties. Judgment upon the award rendered may be entered in any court of competent jurisdiction.

                                   ARTICLE XV

                                   INSOLVENCY

         In the event of the insolvency of the Insurer, all reinsurance made, ceded, renewed or otherwise becoming effective under this Agreement shall be payable without diminution because of the insolvency of the Insurer. Such payments by the Reinsurer shall be made directly to the Insurer or its liquidator, receiver, or statutory successor. It is agreed, however, that the liquidator, receiver or statutory successor of the insolvent Insurer shall give written notice to the Reinsurer of the pendency of a claim against the Insolvent Insurer on the policy or policies reinsured within a reasonable time after such claim is filed in the insolvency proceeding and that during the pendency of such claim the Reinsurer may investigate such claim and interpose. at its own expense, in the proceeding where such claim is to be adjudicated, any defense or defenses which it may deem available to the Insurer or its liquidator or receiver or statutory successor. The expense thus incurred by the Reinsurer shall be chargeable, subject to court approval, against the insolvent Insurer as part of the expense of liquidation to the extent of a proportionate share of the benefit which may accrue to the Insurer solely as a result of the defense undertaken by the Reinsurer. Where two or more Reinsurers are involved in the same majority and a majority in interest elects to interpose defense to such claim, the expense shall be apportioned in accordance with the terms of this Agreement as though such expense had been incurred by the insolvent Insurer.

                                   ARTICLE XVI

                                 CONFIDENTIALITY

         Whereas this Agreement is solely between the Insurer and Reinsurer, both parties warrant that they will restrict written disclosures as to the terms, conditions, parties or extent of this Agreement, unless made to financial auditors, compelled by law, or required by an appropriate governing body, or in publications such as annual statements.

                                  ARTICLE XVII

                                  MISCELLANEOUS

         A. Assignment. Except as provided otherwise in this Agreement, neither this Agreement nor any rights or obligations hereunder may be assigned by either party hereto without the prior written consent of the other, which consent shall not be unreasonably withheld. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns.

         B. Entire Agreement. This document constitutes the entire agreement between the parties hereto and supersedes all prior agreements with respect to the subject matter hereof, whether oral or written.

         C. Amendments. Except as otherwise expressly provided in the Agreement, any amendment or modification shall not be effective unless and until a written instrument is executed by both of the parties hereto.

         D. Waiver. The waiver by either party hereto of any provisions of this Agreement on any one or more occasions shall not be construed to constitute a waiver of that or any other provision on any other occasion.

         E. Survival. The representations, warranties, covenants and obligations contained herein shall survive the execution of the Agreement and the performances hereunder.

         F. Governing Law. This Agreement shall be governed by the laws of the State of New York without regard to principals of conflicts of laws.

         G. Severability. Any provision of this Agreement which is invalid or unenforceable in any jurisdiction shall be ineffective to the extent of such invalidity or unenforceability without invalidating or rendering unenforceable the remaining provisions hereof. Any such invalidity or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

         H. Exhibits and Schedules. The exhibits and schedules hereto. including any agreed upon amendments hereto. shall be deemed a part of this Agreement as fully and effectively as if set forth in the bode of this Agreement.

         I. Counterparts. This Agreement may be executed in separate counterparts. each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         In witness of the above, the parties hereto have caused this Agreement to be executed, in duplicate, as of the dates indicated.

RELIASTAR LIFE INSURANCE                         RELIASTAR LIFE INSURANCE
COMPANY                                          COMPANY OF NEW YORK

By: /s/ Barbara Barhorst                          By: /s/ Gerald T. Bannach
Its:      Vice President                          Its:       Vice President
Date:   January 21, 2003                          Date:    January 21, 2003

                                   SCHEDULE A

                            Insurer Expenses By Group

                  Annual Premium (in thousands)                Expense Allowance
                  Less than 25.000                                    26.80%
                  25,000 - 30,000                                     24.90%
                  30.000 - 37,500                                     23.90%
                  37,500 - 45.000                                     23.50%
                  45.000 - 60,000                                     23.10%
                  60,000 - 75.000                                     23.10%
                  75,000 - 90,000                                     22.80%
                  90,000 - 128,910                                    22.10%
                  128,910 -185,870                                    21.00%
                  185,870 - 242,830                                   19.89%
                  242.830 - 328.270                                   19.02%
                  328,270 - 456.430                                   18.05%
                  456,430 - 648.670                                   17.14%
                  648.670 - 850,000                                   16.33%
                  850,000 - 1,150,000                                 15.61%
                  1,150,000 - 1.500,000                               14.95%
                  1,500,000 & above                                   14.38%

The Insurer's Expense Allowance will be increased for each group to reflect the commissions paid or payable for each such group.

                                                                  EXHIBIT 10.(k)




                          THE TILLES INVESTMENT COMPANY

                                    LANDLORD


                                      WITH


              THE NORTH ATLANTIC LIFE INSURANCE COMPANY OF AMERICA

                                     TENANT



                               AGREEMENT OF LEASE

                                TABLE OF CONTENTS


ARTICLE                                                               PAGE

I                 DEMISE                                               1

II                TERM                                                 2

III               BASIC RENT - ADDITIONAL RENT                         4

IV                UTILITIES AND SERVICES                               6

V                 LANDLORD'S WORK, REPAIR AND MAINTENANCE              8

VI                CHANGES AND ALTERATIONS - SURRENDER OF
                  DEMISED PREMISES                                    10

VII               COMPLIANCE WITH ORDERS, ORDINANCES, ETC.            12

VIII              MECHANIC'S LIENS                                    13

IX                INSPECTION OF DEMISED PREMISES BY LANDLORD          14

X                 RIGHT TO PERFORM COVENANTS                          15

XI                DAMAGE OR DESTRUCTION                               16

XII               CONDEMNATION                                        19

XIII              BANKRUPTCY OR OTHE DEFAULT                          22

XIV               CUMULATIVE REMEDIES - NO WAIVER                     31

XV                SUBORDINATION                                       32

XVI               QUIET ENJOYMENT                                     33

XVII              NOTICES                                             34

XVIII             DEFINITION OF CERTAIN TERMS, ETC.                   35

XIX               INVALIDITY OF PARTICULAR PROVISIONS                 36

XX                COVENANTS TO BIND AND BENEFIT RESPECTIVE
                  PARTIES                                          37

XXI               INSURANCE                                        38

XXII              USE, ASSIGNMENT OR SUBLETTING                    39

XXIII             RULES AND REGULATIONS                            41

XXIV              LANDLORD'S LIABILITY                             42

XXV               ENTIRE AGREEMENT                                 43

XXVI              CERTIFICATES                                     44

XXVII             SECURITY                                         45

XXVIII            BROKER                                           46

XXIX              SIGNS                                            47

XXX               HOLDING OVER                                     48

XXXI              OPTION TO RENEW                                  49

XXXII             ADDITIONAL SPACE                                 51


EXHIBITS

                  Demised Premises                                "A"
                  Building Site Plan                              "B"
                  Work Letter                                     "C"
                  Cleaning Specifications                 "D" & "D-1"
                  Rules & Regulations                             "E"

         THIS INDENTURE OF LEASE made the 11th day of August, 1995, by and between THE TILLES INVESTMENT COMPANY, with offices at 7600 Jericho Turnpike, Woodbury, New York 11797, hereinafter referred to as the "LANDLORD" and THE NORTH ATLANTIC LIFE INSURANCE COMPANY OF AMERICA, with offices at 2 Robbins Lane, Jericho, New York 11753 hereinafter referred to as the "TENANT"

                               W I T N E S S E T H
         WHEREAS, the LANDLORD is the owner in fee of the premises hereinafter demised NOW, THEREFORE, LANDLORD and TENANT covenant and agree as follow:
                                    ARTICLE I
                                     DEMISE
         Section 1.1 The LANDLORD, for and in consideration of the rents, covenants and agreements hereinafter reserved and contained herein, hereby leases and TENANT does hereby take and hire, upon and subject to the covenants and conditions hereinafter expressed which the TENANT agrees to keep and perform, the premises shown on the floor plans annexed hereto as Exhibit "A" (consisting of 23,000 square fee rentable on the first floor and 6,250 square feet rentable on the lower level) hereinafter called the "Demised Premises" in the building as shown o the Plan annexed hereto and marked Exhibit "B", situated at 1000 Woodbury Road, Woodbury, New York 11797, together with the right to use, in common with other tenants of the LANDLORD in this and other buildings, the parking area shown on Exhibit "B" (hereinafter called "parking area") for the parking of automobiles of employees, customers, invitees or the parking of automobiles of employees, customers, invitees or licensees of the TENANT and other tenants of the LANDLORD. LANDLORD shall provide four (4) spaces in the executive parking lot.

                                   ARTICLE II
                                      TERM
         Section 2.1 The basic term of this lease (hereinafter referred to as the "Term") shall commence upon the date the LANDLORD gives notice to the TENANT that the LANDLORD has substantially completed the work set forth on the Work Letter attached hereto as Exhibit "C". The term "substantially completed" as used herein shall be deemed to mean so complete as to allow the TENANT to enter the Demised Premises and conduct its normal business operations therein even though there may be minor items of decoration or construction to be completed. At the time of the commencement of the lease the LANDLORD shall have received a temporary or permanent Certificate of Occupancy for the Demised Premises (unless any work to be done therein, by the TENANT shall prevent the issuance of either such Certificate of Occupancy) and the air conditioning, heating, plumbing and electrical systems in the Demised Premises and the elevator in the building shall be in working order and the said Demised Premises shall be free of debris. LANDLORD shall complete all "punchlist" items within thirty (30) days of TENANT providing said list to the LANDLORD.
         Section 2.2 The term of this lease shall be for ten (10) years and two (2) months. The term "lease year" as used herein or "year" as used herein, shall mean a twelve
(12) month period. The first lease year shall commence on the date of the term hereof, but if such date of commencement shall be a date other than the first day of a month, the first lease year shall commence on the first day of the month following the month in which the term of the lease commences. Each succeeding lease year during the term hereof shall commence on the anniversary date of the first lease year.
         Section 2.3 Immediately following the determination of the commencement date of the term of this lease, the LANDLORD and the TENANT, at the request of either party, shall execute an agreement in recordable form, setting forth both the dates of the commencement of the term of this lease and the date of the termination hereof.
         Section 2.4 The parties expect that the term of this lease shall commence for the lower level on or about the 21st day of August, 1995 and for the first floor space on or about the 25th day of August, 1995, and end on the 31st day of October, 2005. Notwithstanding anything contained to the contrary herein, in no event shall the Annual Basic Rent as noted in Section 3.1 commence prior to the 1st day of September, 1995. In the event, however, that the LANDLORD is unable to substantially complete the work set forth on Exhibit "C" by reason of strikes, inability to obtain materials, governmental regulations, acts of God or other matters beyond LANDLORD'S control then and in that event the provisions of Section "2.1" shall control the commencement of the term hereof.

                                   ARTICLE III
                          BASIC RENT - ADDITIONAL RENT
         Section 3.1 Commencing two (2) months after the lease commencement date (which for purposes of this Section 3.1 only shall be no earlier than September 1, 1995), the TENANT shall pay to the LANDLORD an Annual Basic Rent to THE TILLES INVSTMENT COMPANY at P.O Box 9020, Hicksville, New York 11802-9020 in equal monthly installments in advance of or on the first day of each month without notice and demand and without abatement, deduction or set-off of any amount whatsoever based on the following schedule:
              TERM                      ANNUAL RENT             MONTHLY RENT
              ----                      -----------             ------------
         Lease Year 1                   $629,000.00             $52,416.67
         Lease Year 2                   $632,437.50             $52,703.13
         Lease Year 3                   $635,875.00             $52,989.58
         Lease Year 4                   $639,312.50             $53,276.04
         Lease Year 5                   $642,750.00             $53,562.50
         Lease Year 6                   $646,187.50             $53,848.96
         Lease Year 7                   $666,875.00             $55,572.92
         Lease Year 8                   $687,562.50             $57,296.88
         Lease Year 9                   $708,250.00             $59,020.83
         Lease Year 10                  $728,937.50             $60,744.79

The fractional rent, if any, from the rent commencement date (as above provided) to the date of the first day of the following month shall be paid by the TENANT to the LANDLORD within five (5) days after the rent commencement date. The LANDLORD acknowledges receipt of $157,250.01 representing the rent for the first three (3) full months for which rent is due hereunder.
         Section 3.2 In the event that LANDLORD or any major tenant of the building should contest any taxes or assessments levied against the building, the TENANT agrees to cooperate but is not obligated to contribute o any expenses incurred by the LANDLORD in any such proceeding or action.
         Section 3.3 Rent and Additional Rent shall be payable in lawful money of the United States to the LANDLORD at P.O. Box 9020, Hicksville, New York 11802-9020, or at such other place as the LANDLORD may from time to time designate, in advance, without notice, demand, offset or deduction except as specifically set forth herein. In the event any payment of Basic Rent or Additional Rent shall not be made to LANDLORD within ten days of the due date thereof there shall be added to the amount a sum equal to five percent of the unpaid items to help to defray LANDLORD'S additional costs for additional bookkeeping and other costs in connection therewith.

                                   ARTICLE IV
                             UTILITIES AND SERVICES
         Section 4.1 Throughout the term of this lease LANDLORD shall supply and pay for the electricity in the Demised Premises and for the common areas for normal lighting. The TENANT shall use no electricity equipment in the Demised Premises other than normal typewriters, personal computers, photocopiers, telecopiers, postage meter, microwave, refrigerator and other normal small office business machines. If the TENANT introduces equipment onto the premises other than other normal small office business machines, TENANT shall reimburse LANDLORD for the cost of the electricity necessary for same.
         Notwithstanding the above, LANDLORD shall install a submeter (the "Submeter") to measure al electricity consumed in the computer room, including, but not limited to, electricity used for lighting, computers and special air conditioning in the computer room. LANDLORD shall read the Submeter at the end of each lease year and shall multiply the number of kilowatt hours showed on such Submeter to be consumed during such lease year by the average cost per kilowatt hour for electricity paid by LANDLORD for the building, of which the Demised Premises are a part, for such lease year (the "Annual Computer Room Electric Cost"). As used herein, the term "Computer Room Electric Allowance" shall mean the product of multiplying the number of useable square feet in the computer room by $3.00. The term "Excess Computer Room Electric Costs for any lease year promptly following the end of each lease year, submit a detailed statement to TENANT setting forth the Excess Computer Room Electric Costs, if any. TENANT, upon receipt of such statement, shall promptly pay to LANDLORD, as additional rent, the Excess by TENANT on account thereof. Following the delivery of each statement setting forth the Excess Computer Room Excess Costs for first day of each month thereafter 1/12 of the Excess Computer Room Electric Costs for the preceding lease year on account of the Excess Computer Room Electric Costs for such current lease year, TENANT shall promptly pay to LANDLORD the amount by which the Excess Computer Room Electric Costs exceed the amount of Excess Computer Room Electric Costs for such lease year, LANDLORD shall refund such excess to TENANT or credit such excess against the next rents due under this lease.
         Section 4.2 LANDLORD shall supply, at LANDLORD'S own cost and expense, water to the building of which the Demised Premises form a part for normal office building consumption.
         Section 4.3 The LANDLORD covenants to provide and pay for heat, air-conditioning, elevator service and electricity between the hours of 8:00 A.M. and 6:00 P.M., Monday through Friday and Saturday between the hours of 8:00 A.M. to 1:00 P.M. However, if one of the days above is a "Holiday", the above services shall not be in question. The term "Holiday", the above services shall not be in operation. The term "Holidays" shall mean New Year's Day, Washington's Birthday, Memorial Day, Independence Day, Labor Day, Thanksgiving and Christmas, and such other Holidays as may from time to time be nationally recognized.
         Section 4.4 The LANDLORD covenants to provide and pay for cleaning services by LANDLORD'S cleaner as per the Cleaning Specifications attached hereto and made a part hereof as Exhibit "D" for the first floor Demised Premises and as per Exhibit "D" for the first floor Demised Premises and as per Exhibit "D-1" for the lower level Demised Premises.
         Section 4.5 LANDLORD agrees that TENANT'S move into or out of the Building may take place on Saturdays, Sundays and Holidays, and that during the period while TENANT is in the process of moving into the Building, LANDLORD, at TENANT'S expense, shall furnish a Supervisor from LANDLORD'S staff during the move-in period. TENANT may move into or out of the building Monday through Friday between the hours of 9 a.m. and 4 p.m. without a supervisor from LANDLORD staff. Should a supervisor be required, LANDLORD shall provide same at a cost of $25.00 per hour. TENANT agrees to give at least seven days' prior written notice TO LAND LORD of the date of any such move, ad the time thereof and TENANT shall use the loading areas and service elevator designated by LANDLORD for such moving and deliveries, and to otherwise abide by the Rules established by LANDLORD as respect deliveries to or moving into or out of the Demised Premises. TENANT shall supply at TENANT'S cost and expense protective coverings to protect the floors and walls of the Building when moving into or out of the Demised Premises or when receiving or sending any bulky or heavy materials.
                                    ARTICLE V
                     LANDLORD' WORK, REPAIR AND MAINTENANCE
         Section 5.1 The LANDLORD agrees at its own cost and expense to do the Work Letter and Plans attached hereto, as Exhibit "C".
         Section 5.2 TENANT may have its workmen commence work in the Demised Premises prior to the substantial completion of LANDLORD'S work, provided that such workmen do not in any manner interfere with or impede LANDLORD'S workers. In the event that TENANT'S workers shall interfere with or impede LANDLORD'S workers, then upon notice from LANDLORD, TENANT will immediately remove its workers from the Demised Premises. TENANT'S entry into the Demised Premises for the purpose of making TENANT'S rights under the lease, nor shall the same be deemed an acceptance of the work to be done by the LANDLORD hereunder.
         Section 5.3 The TENANT covenants throughout the term of this lease, at the TENANT'S sole cost and expense to take good care of the interior of the Demised Premises and keep the same in good order and condition and to make all repairs therein except as provided in Section "5.4" and "5.5" hereof.
         Section 5.4 The LANDLORD covenants throughout the term of this lease, at the LANDLORD'S sole cost and expense, to make all structural repairs to the building in which the Demised Premises are located and shall also maintain and keep in good repair the building's sanitary, electrical, heating and other systems servicing or located, in or passing through the Demised Premises, other than
                           (i) To any systems, facilities and equipment
installed on behalf of the TENANT
after the initial installation by LANDLORD; and
                           (ii) To any of the improvements to the interior of
the Demised Premises undertaken
and completed by the TENANT; and
(iii) Any repairs which are necessitated by any act or omission of the TENANT, its agents, servants, employees or invitees, which repair TENANT shall make at its own cost and expense. Section 5.5 LANDLORD shall provide a one year guarantee on all work originally installed by the LANDLORD as per the plan attached. LANDLORD shall provide a one year warranty on the air conditionally unit(s) installed in TENANT'S computer room (or longer, if a longer warranty is provided for by manufacturer). TENANT shall maintain a service contract on the air conditioning unit(s) located within TENANT'S computer room. Section 5.6 Except as expressly provided ownership in this lease, there shall be no allowance to the TENANT or diminution of rent and no liability on the part of the LANDLORD by reason of inconvenience, annoyance or injury to business arising from the making of any repairs, alterations, additions or improvements in or to any portion of the building, on the Demised Premises, in the parking area, or in and to the fixtures, appurtenances and equipment thereof. The LANDLORD agrees to do any work to be done by it in such a manner as not to unreasonably interfere with the TENANT'S use of the Demised Premises. Notwithstanding the above, in the event that the heat or the air conditioning for TENANT'S Demised Premises shall be out of service for a period exceeding fifteen (15) days, the TENANT shall be entitled to an abatement of all rent charges until such time as the repair to the heat or the air conditioning unit is complete. LANDLORD represents that they will use all reasonable commercial efforts to restore the heat or the air conditioning.

                                   ARTICLE VI
             CHANGES AND ALTERATIONS - SURRENDER OF DEMISED PREMISES
Section 6.1 The TENANT shall have the right, at any time and from time to time, during the term of this lease to make such nonstructural changes and alterations to the Demised Premises as the TENANT shall deem necessary or desirable. However, all changes and alterations must be made with the written consent of the LANDLORD which shall not be unreasonably withheld or delayed and any alterations affecting HVAC and electrical work, including lighting, must be done by the LANDLORD at TENANT'S sole cost and expense. LANDLORD represents that said costs shall be commercially competitive.
         Section 6.2 The TENANT agrees not to place any signs on the roof or on or about the inside or outside of the building in which the Demised Premises are situated, except for signs inside of the Demised Premises which may not be seen from the outside.
         Section 6.3 All improvements and alterations made or installed by or on behalf of the TENANT, shall immediately upon completion of installation thereof be and become the property of the LANDLORD without payment therefore by the LANDLORD.
         Section 6.4 The TENANT shall, upon the expiration or earlier termination of this lease, surrender to the LANDLORD the Demised Premises, together with all alterations and replacement thereto, in good order and condition, except for reasonable wear and tear or damage by fire or casualty.
         If the TENANT shall make any alterations or changes or additions to the Demised Premises, after the commencement of the term of this lease, and LANDLORD'S permission to make such alterations or changes or additions, the TENANT will remove the same prior to the expiration of the term hereof at TENANT'S sole cost and expense and TENANT will, at its own cost and expense, restore the premises to the condition which they were in just prior to the commencement of the term hereof, normal wear and tear and damage by fire excepted.
         Section 6.5 In connection with any alterations to the Demises Premises done by TENANT including decorating, prior to any work being commenced, TENANT shall supply to LANDLORD; (i) liability insurance from the Contractor doing the work in an amount not less than Three Million Dollars, naming LANDLORD as an additionally named insured; (ii) evidence that all workers doing work in the Demised Premises are covered by Workmen's Compensation Insurance; (iii) an agreement from TENANT'S contractor to remove all debris from the premises shown on Exhibit "B: after 6:00 P.M. at the end of each day's work. In the event TENANT'S contractor shall fail to remove debris on a daily basis, as hereinafter provided, LANDLORD may order said contractors off the premises and refuse them access to the Building thereafter.

                                     ARTICLE
                    COMPLIANCE WITH ORDERS, ORDINANCES, ETC.
         Section 7.1 The TENANT covenants throughout the term of this lease and any renewals hereof, at the TENANT'S sole cost and expense, to comply with all laws and ordinances and the orders and requirements of all federal, state and municipal governments and appropriate department, commissions, boards and officers thereof, which may be applicable to the TENANT being an insurance company or to its particular manner of use or occupancy of the Demised Premises.
         Section 7.2 The TENANT shall have the right to contest by appropriate legal proceedings, in the name of the TENANT or the LANDLORD or both, but without cost or expense to the LANDLORD, the validity of any law, ordinance, order or requirement of the nature referred to in Section "7.1" hereof. Provided such noncompliance does not subject the LANDLORD to any criminal liability for failure so to comply therewith, the TENANT may postpone compliance therewith until the final determination of any proceedings, provided that all such proceedings shall be prosecuted with all due diligence and dispatch, and if any lien or charge is incurred by reason of noncompliance, the TENANT may nevertheless make the content aforesaid and delay compliance as aforesaid, provided that the TENANT indemnifies the LANDLORD against any loss or injury by reason of such noncompliance or delay therein.
         Section 7.3 LANDLORD covenants and agrees that at the time of the commencement of the term of this lease the Demised Premises shall comply with all laws, ordinances and regulations applicable thereto.

                                  ARTICLE VIII
                                MECHANIC'S LIENS
         Section 8.1 The TENANT covenants not to suffer or permit any mechanic's liens to be filed against the fee interest of the LANDLORD nor against TENANT'S leasehold interest in the Demised Premises by reason of work, labor, services or materials supplied or claimed to have been supplied to the TENANT or any contractor, subcontractor or any other party or person acting at the request of the TENANT, or anyone holding the Demised Premises or any part thereof through or under the TENANT. TENANT agrees that in the event any mechanic's lien shall be filed against the fee interest of the LANDLORD or against the TENANT'S leasehold interest the TENANT shall, within thirty (30) days after receiving notice of the filing thereof, cause the same to be discharged of record by payment, deposit, bond or order of a court of competent jurisdiction or otherwise.
         If TENANT shall fail to cause such lien to be discharged or bonded within the period aforesaid, then in addition to any other right or remedy LANDLORD may but shall not be obligated to, discharge the same by paying the amount claimed to be due, by procuring the discharge of such lien by deposit by bonding proceedings, and in any such event, LANDLORD shall be entitled, if LANDLORD so elects, to compel the prosecution of any section for the foreclosure of such lien by the lienor and to pay the amount o the judgment in favor of the lienor with interest, costs and allowances. Any amount so paid by LANDLORD and all reasonable costs and expenses incurred by LANDLORD or the fee owner in connection therewith, including but not limited to premiums on any bonds filed and attorney's fees, shall constitute Additional Rental payable by TENANT under this lease and shall be paid by TENANT to LANDLORD within ten days of demand therefore.

                                   ARTICLE IX
                   INSPECTION OF DEMISED PREMISES BY LANDLORD
         Section 9.1 The TENANT agrees to permit the LANDLORD and the authorized representatives of the LANDLORD to enter the Demised Premises at all reasonable times during TENANT'S usual business h ours for the purpose of inspecting the same. Except in the case of an emergency, LANDLORD shall use reasonable commercial efforts w hen making any necessary repairs to the Demised Premises not to unduly disrupt TENANT'S normal business operations.
         Section 9.2 The LANDLORD is hereby given the right during TENANT'S usual business hours to enter the Demised Premises to exhibit the same for the purpose of sale or mortgage and, during the last six (6) months of the initial term or at anytime if the TENANT defaults in any of the terms, covenants and conditions of this lease, to exhibit the same to prospective tenants for the purposes of renting.
         Section 9.3 With regard to Sections 9.1 and 9.2, LANDLORD shall endeavor to give reasonable notice to TENANT of LANDLORDS intention to inspect the premises or to make repairs.

                                    ARTICLE X
                           RIGHT TO PERFORM COVENANTS
         Section 10.1 The TENANT covenants and agrees that if the TENANT shall at any time fail to make any payment or perform any other act on its part to be made or performed under this lease, the LANDLORD, after the expiration of any time limitation set forth in this lease (Except in cases of emergency) may, but shall not be obligated to, make such payment or perform such other act to the extent the LANDLORD may deem desirable, and in connection therewith to pay reasonable expenses and employ counsel. All sums so paid by the LANDLORD and all reasonable expenses in connection therewith shall be deemed additional rent hereunder and be payable to the LANDLORD on the first day of the next month and the LANDLORD shall have the same rights and remedies for the nonpayment thereof as in the case of default in the payment of the basic rent reserved hereunder.

                                   ARTICLE XI
                              DAMAGE OR DESTRUCTION
         Section 11.1 A. If the Demised Premises or any part thereof shall be damaged by fire or other casualty, TENANT shall give immediate notice thereof to LANDLORD and this lease shall continue in full force and effect except as hereinafter set forth.
                  B. If the Demised Premises are partially damaged or rendered partially unusable b y fire or other casualty, the damages thereto shall be repaired by and at the expense of LANDLORD to the extent that said damages include those installations originally installed by LANDLORD.
                  C. If the Demised Premises are totally damaged or rendered wholly unusable by fire or other casualty, then the LANDLORD shall have the right to elect not to restore the same as hereinafter provided.
                  D. If the Demised Premises are rendered wholly unusable or (whether or not the Demised Premises are damaged in whole or in part) if the building shall be so damaged that LANDLORD shall decide to demolish it or not to rebuild it then, in any such events, LANDLORD may elect to terminate this lease or rebuild by written notice to TENANT given within ninety (90) days after such fire or casualty specifying a date for the expiration of the lease or rebuilding, which date shall not be more than sixty (60) days after the giving of such notice. Upon the date specified in a notice of termination the term of this lease shall expire as fully and completely as if such date were the date set forth above for the termination of this lease and TENANT shall forthwith quit, surrender and vacate the premises without prejudice however, to LANDLORD'S rights and remedies against TENANT under the lease provisions in effect prior to such termination, and any rent owing shall be paid up to such date and any payments of rent made by TENANT which were on account of any period subsequent to such date shall be returned to TENANT. Unless LANDLORD shall serve a termination notice as provided for herein, LANDLORD shall make the repairs and restorations under the conditions of "B" and "C" hereof, with all reasonable expedition subject to delays due to adjustment of insurance claims, labor troubles and causes beyond LANDLORD'S control.
         Notwithstanding anything contained to the contrary herein, if after six
(6) months from the date that the Desired Premises are rendered w holly or substantially usable, the Demised Premises are not restored so TENANT may resume its normal business operations, TENANT shall have the option to cancel this lease agreement by giving the LANDLORD thirty (30) days prior written notice of TENANT'S intention to do so. If LANDLORD feels that the restoration shall be complete within the thirty (30)-day period, LANDLORD shall respond in writing that same shall occur and provided LANDLORD substantially completes same within such period, TENANT'S notification to LANDLORD shall e null and void and of no further force and effect.
                  E. Nothing contained hereinabove shall relieve TENANT from liability that may exist as a result of damage from fire or other casualty. Notwithstanding the foregoing, each party shall look first to any insurance in its favor before making any claim against the other party for recovery for loss or damage resulting from fire or other casualty, and to the extent that such insurance is in force and collectable and to the extent permitted by law, LANDLORD and TENANT each hereby releases and waives all right of recovery against the other or any one claiming through or under each of them by way of subrogation or otherwise. LANDLORD and TENANT'S insurance policies shall contain a clause providing that such a release or waiver shall not invalidate the insurance and also, provided that such policy can be obtained without additional premiums. In the event that there are additional premiums for such waiver of subrogation, the party in whose favor such waiver is intended shall have the option to either pay the additional premium or waive the condition that the other's policy contains the same. TENANT acknowledges that LANDLORD will not carry insurance on TENANT'S furniture and/or furnishings or any fixtures or equipment, improvements, or appurtenances removable by TENANT and agrees that LANDLORD will not e obligated to repair any damage thereto or replace the same.
                  F. TENANT hereby waives the provisions of Section 227 of the Real Property Law and agrees that the provisions of this article shall govern and control in lieu thereof.
         Section 11.2 The TENANT shall not knowingly do or permit to be done any act or thing upon the Demised Premises, which will invalidate or be in conflict with fire insurance policies covering the building of which Demised Premises form a part, and fixtures and property therein. The TENANT shall at its expense comply with all rules, orders regulations or requirements of the New York Board of Fire Underwriters, or any other similar body, which may be applicable to the TENANT'S use and occupancy of the Demised Premises, provided that the necessity of such compliance results from the TENANT being an insurance company or to its particular manner of use and occupancy of the Demised Premises by the TENANT, and shall not do, or permit anything to be done, in or upon the Demised Premises in a manner which shall increase the rate of fire insurance on the building of which the Demised Premises form a part, or on the property located therein, over that in effect when the lease commenced, unless the TENANT shall reimburse the LANDLORD, as additional rent hereunder, for that part of all insurance premiums thereafter paid by the LANDLORD, which shall have been charged because of such failure or use by the TENANT, and shall make such reimbursement upon the first day of the month following receipt of notice of such outlay by the LANDLORD and evidence of the payment thereof.
         Section 11.3 Notwithstanding anything to the contrary contained in this lease, during any period after damage or destruction and until the premises have been restored, the TENANT shall be entitled to an abatement of rent and additional rent for the unusable portion of the Demised Premises, on a square foot basis.

                                   ARTICLE XII
                                  CONDEMNATION

         Section 12.1 If the whole of the Demised Premises shall be taken for any public or quasi-public use by any lawful power or authority by exercise of the right of condemnation or eminent domain, or by agreement between LANDLORD and those having the authority to exercise such right (hereinafter called "Taking"), the term of this lease and all rights of TENANT hereunder, except as hereinafter provided, shall cease and expire as of the date of vesting of title as a result of the Taking and the rent or additional rent paid for a period after such date shall be refunded to TENANT upon demand.
         Section 12.2 In the event of a Taking of less than the whole of the Demised Premises, or the whole or part of the parking area, this lease shall cease and expire in respect of the portion of the Demised Premises and/or the parking area taken upon vesting of title as a result of the Taking, and, if the Taking results in the portion of the Demised Premises or parking remaining after the Taking being inadequate, in the judgment of TENANT, for the efficient, economical operation of the TENANT'S business conducted at such time in the Demised Premises, TENANT may elect to terminate this lease by giving notice to LANDLORD of such election not more than forty-five (45) days after the actual Taking by the condemning authority, stating the date of termination, which date of termination shall be not more than thirty (30) days after the date on which such notice to LANDLORD is given, and upon the date specified in such notice to LANDLORD, this lease and the term hereof shall cease and expire. If TENANT does not elect to terminate this lease aforesaid:
                           (i) The new rent payable under this lease shall be
the product of the basic rent
payable under this lease multiplied by a fraction, the numerator of which is the net rentable are of the Demised Premises remaining after the Taking, and the denominator of which is the net rentable are of the Demised Premises immediately preceding the Taking, and
                           (ii) The net award for the Taking shall be paid to
and first used by LANDLORD,
subject to the rights of mortgage, to restore the portion of the Demised Premises and the building remaining after the Taking to substantially the same condition and tenantability (hereinafter called the "Pre-Taking Condition") as existed immediately preceding the date of the Taking.
         Section 12.3 In the event of a Taking of less than the whole of the Demised Premises which occurs during the period of two (2) years next preceding the date of expiration of the term of this lease, LANDLORD or TENANT may elect to terminate this lease by giving notice to the other party to this lease of such election, not more than forty-five (45) days after the actual Taking by the condemning authority, stating the ate of termination, which date of termination shall be not more than thirty (30) days after the date on which such notice of termination is given, and upon the date specified in such notice, this lease and the term hereof shall cease and expire and all rent and additional rent paid under this lease for a period after such date of termination shall be refunded to TENANT upon demand. On or before such date of termination, TENANT shall vacate the Demised Premises, and any of TENANT'S property remaining in the Demised Premises subsequent to such date of termination shall be deemed abandoned by TENANT and shall become the property of LANDLORD.
         Section 12.4 In the event of a Taking of the Demised Premises or any part thereof, and whether or not this lease is terminated, TENANT shall have no claim against LANDLORD or the condemning authority for the valued of the unexpired term of this lease, but:
                           (i) TENANT may interpose and prosecute in any
proceedings in respect of the
Taking, independent of any claim of LANDLORD, a claim for the reasonable value of TENANT'S fixtures and (ii) A claim for TENANT'S moving expenses.

                                  ARTICLE XIII
                           BANKRUPTCY OR OTHER DEFAULT

         Section 13.1      A.       Events of Bankruptcy.  The following  shall
be Events of Bankruptcy  under this lease:
                           (i) TENANT'S becoming insolvent, as the term is
defined in Title 11 of the United
States Code,  entitled  Bankruptcy,  11. U.S.C.  Sec. 101 et seq. (the
 "Bankruptcy  Code") or under the insolvency laws of New York State;
                           (ii) The appointment of a Receiver of Custodian for
any or shall of TENANT'S
property or assets, which is not dismissed within sixty (60) days of filling;
                           (iii) The filling of a voluntary petition under the
provisions of the Bankruptcy
Code or Insolvency Laws:
                           (iv) The filling of an involuntary petition against
TENANT as the subject debtor
under the Bankruptcy Code or Insolvency Laws, which is either not dismissed within sixty days of filing, or results in the issuance of an order for relief against the debtor, whichever is later; or,
                           (v) TENANT'S making or consenting to an assignment
for the benefit of creditors of
a common law composition of creditors.
                  B.       Landlord's Remedies.
                           (i) Termination of Lease. Upon the occurrence of an
Event of Bankruptcy, LANDLORD
shall have the right to terminate this lease by giving thirty days prior written notice to TENANT, provided, however, that this Section "13.1 (B) (i)" shall have no effect which a case in which TENANT is the subject debtor under the Bankruptcy Code is pending, unless TENANT or its Trustee in Bankruptcy is unable to comply with the provisions of Sections "13.1 (B) (v)" and "13.1 (B) (vi)" below. If TENANT or its Trustee is unable to comply with Sections "13.1 (B) (v)" and 13.1 (B) (vi)" below, this lease shall automatically cease and terminate, and TENANT shall be immediately obligated to quit the premises upon the giving of notice pursuant to this Section "13.1 (B) (i)". Any other notice to quit, or notice of LANDLORD'S intention to re-enter is hereby expressly waived. If LANDLORD elects to terminate this lease, everything contained in this lease on the part prejudice, subject however, to the right of LANDLORD to recover from TENANT all rent and any other sums accrued up to the time of termination or recovery of possessions by LANDLORD, whichever is later, and any other monetary damages or loss of reserved rent sustained by LANDLORD.
                           (ii) Suit for Possession. Upon termination of this
lease pursuant to Section "13.1
(B) (i)", the premises may be relet by LANDLORD for such rent and upon such terms as are not unreasonable under the circumstances, and if the full rental reserved under this lease (and any of the costs, expenses, or damages indicated below) shall not be realized by LANDLORD, TENANT shall be liable for all damages sustained by LANDLORD, including, without limitation, deficiency in rent, reasonable attorney's fees, brokerage fees, and expenses of placing the premises in the first class rentable condition. LANDLORD, in putting the premises in good order or preparing the same for re-rental may, at LANDLORD'S option, make such alterations, repairs, or replacements in the premises as LANDLORD, in LANDLORD'S sole judgment, considers advisable and necessary for the purpose of reletting the premises, and the making of such alterations, repairs, or replacements shall not operate or be construed to release TENANT from liability hereunder as aforesaid. LANDLORD shall in no event be liable in any way whatsoever for failure to relet the premises, or in the event that the premises are relet, for failure to collect the rent thereof under such reletting, and in no event shall TENANT be entitled to receive any excess, if any, of such net rent collected over the sums payable by TENANT to LANDLORD hereunder.
                           (iv) Monetary Damages. Any damage or loss of rent
sustained by LANDLORD as a
result of an Event of Bankruptcy may be recovered by LANDLORD, at LANDLORD'S option, at the time of the reletting, or in separate actions, from time to time, as said damage shall have been made more easily ascertainable by successive relettings, or, in a single proceeding deferred until the expiration of the term of this lease (in which event TENANT hereby agrees that the cause of action shall not be deemed to have accrued until the date of expiration of said term) or in a single proceedings prior of the term of this lease, in which event TENANT agrees to pay LANDLORD the difference between the present value of the rent reserved under this lease on the date of breach, discounted at eight percent per annum, and the fair market rental value of the Demised Premises on the date of breach. In the event TENANT become the subject debtor in a case under the Bankruptcy Code the provisions of this Section "13.1 (B) (iv)" may be limited by the limitations of damage provisions o the Bankruptcy Code.
                           (v) Assumption or Assignment by Trustee. In the event
TENANT become the subject
debtor in a case pending under the Bankruptcy Code, LANDLORD'S right to terminate this lease pursuant to this Section "13.1" shall be subject to the rights of the Trustee in Bankruptcy to assume or assign this lease. The Trustee shall not have the right to assume or assign this lease unless the Trustee: (a) promptly cures all defaults under this lease, (b) promptly compensates LANDLORD for monetary damages incurred as a result of such default, and (c) provides adequate assurance of future performance.
                           (vi) Adequate Assurance of Future Performance.
LANDLORD and TENANT hereby agree in
advance that adequate assurance of future performance, as used in Section "13.1
(B) (v)" above, shall mean that all of the following minimum criteria must be met:
                           (a) The Trustee must pay to LANDLORD, at the time the
next payment of rent is then
due under this lease, in addition to such payment of rent, an amount equal to the next three month's rent due under this lease, said amount to be held by LANDLORD in escrow until either the Trustee or TENANT defaults in its payment of rent or other obligations under this lease (whereupon LANDLORD shall have the right to draw such escrow funds) or until the expiration of this lease (whereupon the funds shall be returned to the Trustee or TENANT);
                           (b) The TENANT or Trustee must agree to pay to the
LANDLORD, at any time the
LANDLORD is authorized to and does draw on the funds escrowed pursuant to Section "13.1 (B) (vi) (a)" above, the amount necessary to restore such escrow amount to the original level required by said provision;
                           (c) TENANT must pay its estimated pro-rata share of
the cost of all services
provided by LANDLORD (whether directly or through agents or contractors, and whether or not the cost of such service is to be passed through to TENANT) in advance of the performance or provision of such services;
                           (d) The Trustee must agree that TENANT'S business
shall be conducted in a first
class manner, and that no liquidating sales, auctions, or other non-first class business operations shall be conducted on the premises;
                           (e) The Trustee must agree that the use of the
premises as stated in this lease
will remain unchanged;
                           (f) The Trustee must agree that the assumption or
assignment of this lease will
not violate or affect the rights of other tenants of the LANDLORD.
                           (vii) Failure to Provide Adequate Assurance. In the event TENANT is unable to: (a) cure its defaults; or
                           (b) reimburse LANDLORD for its monetary damages; or
                           (c) pay the rent due under this lease, on time (or within five days of the due date); or,
                           (d) meet the criteria and obligations imposed by
Section "13.1 (B) (vi)" above;
then TENANT agrees in advance that it has not met its burden to provide adequate assurance of future performance, and this lease may be terminated by LANDLORD in accordance with Section "13.1 (B) (i)" above.
         Section 13.2      Default of TENANT
                  A. Events of Default. The following shall be Events of Default under this lease. (i) TENANT'S failure to pay any monthly installment of Basic Annual Rent or
Additional Rent, the amount of which has been ascertained, within ten days after notice of such failure from LANDLORD.
                           (ii) TENANT'S failure to make any other payment
required under this lease if such
failure shall continue beyond ten days after LANDLORD'S notice that the same has not been paid.
                           (iii)    TENANT'S  violation or failure to perform
any of the other  terms,  conditions,
covenants or agreements herein made by TENANT if such violation or failure continues for a period of five days if it affects other tenants of the building, and twenty (20) days in all other events, after LANDLORD'S written notice thereof to TENANT, provided that no such notice shall be required if TENANT has received three (3) similar notices shall be required if TENANT has received three (3) similar notices within ninety days of such violation or failure.
                           (iv) In the event of any violation or failure to
perform a covenant as contemplated
in Section "13.2 (A) (iii)", and if such covenant cannot be performed within the said five day or twenty day period, whichever the case may be, then and in that event, providing TENANT has promptly commenced to cure such violation and is diligently proceeding with the cure the time within which TENANT may cure the same shall be extended to such reasonable time as may be necessary to cure the same with all due diligence.
                  B. If an Event of Default as hereinabove specified in Section "13.2 (A) (i), (ii) or (iii)" shall occur, and shall not be cured within the time period specified in LANDLORD'S notice, or as to a default provided for in Section "13.2 (A) (iii)" if the same shall recur more than three times within ninety days of LANDLORD'S last notice of same or if TENANT has commenced a cure but fails to diligently proceed with same after five (5) days notice from LANDLORD then:
                           (i) LANDLORD may give TENANT a five day notice of its
intention to end the term of
this lease, and thereupon, at the expiration of said five day period, this lease shall expire as fully and completely as if the day were the date herein originally fixed for the expiration of the term, and Tenant shall then quit and surrender the premises to LANDLORD but TENANT shall continue to remain liable as hereinafter provided; or
                           (ii) LANDLORD, without prejudice to any other right
or remedy of LANDLORD, held
hereunder or by operation of law, and notwithstanding any waiver of any breach of a condition or Event of Default hereunder, may, at its option and without further notice, re-enter the Demises Premises of dispossess TENANT and any legal representative or successor of TENANT or other occupant of the premises by summary proceedings or other appropriate suit, action or proceeding and remove his, her of its effects and hold the Demised Premises as if this lease had not been made; and TENANT hereby expressly waives the service of notice of intention to re-enter or to institute legal proceedings to that end.
         Section 13.3 Notwithstanding such default, re-entry, expiration and/or dispossession by summary proceedings or otherwise, as provided Section "13.2" above, TENANT shall continue liable during the full period which would otherwise have constituted the balance of the term hereof, and shall pay as liquidated damages at the same time as the Basic Annual Rent and Additional Rent and other charges become payable under the terms hereof, a sum equivalent to the Basic Annual Rent and Additional Rent and other charges reserved herein (less only the net proceeds of reletting as hereinafter provided), and LANDLORD may rent the Demised Premises either in the name of LANDLORD or otherwise, reserving the right to rent the Demised Premises for a term or terms which may be less than or exceed the period which would otherwise have been the balance of the term of this lease without releasing the original TENANT from any liability, applying any monies collected, first to the expense of resuming or obtaining possession, next to restoring the premises to a rentable condition, and then to the payment of any brokerage commissions and legal fees in connection with the reletting of the Demises Premises and then to the payment of the Basic Annual Rent, Additional Rent and other charges due and to grow due to LANDLORD hereunder, together with reasonable legal fees of LANDLORD therefore.
         Section 13.4 LANDLORD and TENANT do hereby mutually waive trial by jury in any action, proceeding or counterclaim brought by either LANDLORD or TENANT against the other with regard to any matters whatsoever arising out of or in any way connected with this lease, the relationship of LANDLORD and TENANT, and TENANT'S use or occupancy of the Demised Premises, provided such waiver is not prohibited brought by either hereto against the other, directly or indirectly, arising are located and all motions in any such action shall be made in such County.
         Section 13.5 TENANT hereby agrees that in any action or summary proceeding brought by LANDLORD for the recovery of Basic Annual Rent or Additional Rent, it will not interpose any non-mandatory counter-claim or set-off nor will TENANT seek to consolidate or join for trial any such action or proceeding with any other action or proceeding.
         Section 13.6 If TENANT shall default in the observance or performance of any term or covenant on TENANT'S part to be observed or performed under by virtue of any of the terms or provisions in this article of this lease, LANDLORD may immediately or at any time thereafter and without notice perform the same for the account of TENANT, and if LANDLORD makes an expenditures or incurs any obligations for the payment of money in connection therewith including, but not limited to, attorneys' fees in instituting, prosecuting or defending any action or proceeding such sums paid or obligations incurred with interest and costs shall be deemed to be additional rent hereunder and the sum shall be due immediately upon LANDLORD incurring same and may be included as an item of additional rent in any summary proceeding instituted by the LANDLORD.
         Section 13.7 In the event of any default by the TENANT hereunder and the LANDLORD shall commence any action or other proceeding against the TENANT in which the LANDLORD shall be successful, or which shall be settled by the payment of a sum of money to the LANDLORD by the TENANT, the TENANT agrees to reimburses the LANDLORD for reasonable attorneys' fees in connection with such action or proceeding.
                                   ARTICLE XIV
                         CUMULATIVE REMEDIES - NO WAIVER
         Section 14.1 The specific remedies to which the LANDLORD or the TENANT may resort under the terms of this lease are cumulative and are not intended to be exclusive of any other remedies or means or redress of which they may be lawfully entitled in case of any breach or threatened breach by either of them of any provision of this lease. The failure of the LANDLORD to insist in any one or more cases upon the strict performance of any of the covenants of this lease, or to exercise any option herein contained, shall not be construed as a waiver or relinquishment for the future of such covenant or option. A receipt by the LANDLORD of rent with knowledge of the breach of any covenant thereof shall not be deemed a waiver of such breach, and no waiver, change, modification or discharge by either party hereto of any provision in this lease shall be deemed to have been made or shall be effective unless expressed in writing and signed by both the LANDLORD and the TENANT. In addition to the other remedies in this lease provided, the LANDLORD shall be entitled to restraint by injunction of any violation, or attempted or threatened violation, of any of the covenants, conditions or provisions of this lease or to a decree compelling performance of any such covenants, conditions or provisions.

                                   ARTICLE XV
                                  SUBORDINATION

         Section 15.1 It is hereby expressly agreed that this lease and all rights of the TENANT hereunder shall be subject and subordinate at all times to any mortgages and any renewals, replacements, extensions of modifications thereof which may now be or shall hereafter become liens on the Demised Premises or the land and building of which the same form a part. The TENANT agrees that at any time upon five (5) days, written notice the TENANT will execute and deliver such agreement shall not affect the subordination provided for hereunder.
         Section 15.2 This lease is specifically made subordinate to a mortgage given to Connecticut General Life Insurance Company and notwithstanding whether or not any formal subordination agreement is executed, this lease shall at all time be subordinate to any replacements, extensions, modifications or consolidations thereof.

                                   ARTICLE XVI
                                 QUIET ENJOYMENT
         Section 16.1 The LANDLORD covenants ad agrees that the TENANT, upon paying the basic rent and all other charges herein provided and observing and keeping the covenants, agreements and conditions of this lease on its part to be kept, shall and may peaceably and quietly hold, occupy and enjoy the Demised Premises during the term of this lease.

                                  ARTICLE XVII
                                     NOTICES
         Section 17.1 All notices, demands and requests which may or are required to be given by either party to the other shall be in writing. All notices, demands and requests by the LANDLORD to the TENANT shall be deemed to have been properly given if sent by United States registered or certified mail, postage prepaid or overnight carrier, such as Federal Express, addressed to the TENANT at the Demised Premises or Temporary Demised Premises, or at such other place as the TENANT may from time to time designate in written notice to the LANDLORD. All notices, demands and requests by the TENANT to the LANDLORD shall be deemed to have been properly given if sent by United States registered or certified mail, or overnight carrier such as Federal Express, postage prepaid, addressed to the LANDLORD at the address first above written, or at such other place as the LANDLORD may from time to time designate in a written notice to the TENANT. Notices to the TENANT may be given by the attorney for the LANDLORD with the same force and effect as if given by the LANDLORD. Notices, demands or requests which shall be served upon LANDLORD or TENANT in the manner aforesaid shall be deemed to have been served or given for all purposes under this Lease at the time such notice, demand or requests shall be received or returned by Post Office or by an overnight carrier, such as Federal Express, as having been "refused" or "undeliverable".

                                  ARTICLE XVIII
                        DEFINITION OF CERTAIN TERMS, ETC.
         Section 18.1 The captions of this lease are for convenience and reference and in no way define, limit or describe the scope or intention of this lease or in any way affect this lease.
         Section 18.2 The term "TENANT" as referred to hereunder shall refer to this TENANT and any successor or assignee of this TENANT.
         Section 18.3 The term "LANDLORD" as used hereunder shall mean only the owner for the time being of the land and building of which the Demised Premises form a part, so that in the event of any sale or sales, or in the event of a lease of said land and building this LANDLORD shall be and hereby is entirely free and relieved of all covenants and obligations thereafter accruing hereunder, of LANDLORD hereunder and it shall be deemed and construed without further agreement between the parties, of their successors in interest, that the purchaser or lessee of the building has agreed to carry out all of the terms and covenants and obligations of the LANDLORD hereunder.

                                   ARTICLE XIX
                       INVALIDITY OF PARTICULAR PROVISIONS
         Section 19.1 If any term or provision of this lease or the application thereof to any person or circumstances shall, to any extent, be invalid or unenforceable, the remainder of this lease, or the application of such term of provision to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby, and each term and provision of this lease be valid and be enforced to the fullest extent permitted by law.

                                   ARTICLE XX
                COVENANTS TO BIND AND BENEFIT RESPECTIVE PARTIES
         Section 20.1 It is further covenanted and agreed by and between the parties hereto that the covenants and agreements herein contained shall bind and inure to the benefit of the LANDLORD, its successors and assigns, and the TENANT, its successors and assigns, subject to the provisions of this lease.

                                   ARTICLE XXI
                                    INSURANCE
         Section 21.1 TENANT shall at all times during the term hereby carry Public Liability Insurance for the Demised Premises naming LANDLORD as an additional insured with limits of $3,000,000.00 for injury to persons and $250,000.00 for property damage.
         Section 21.2 Prior to taking possession, TENANT shall deliver to the LANDLORD a certificate of the insurance company licensed to do business in the State of New York with a Bests rating of A, certifying that the aforesaid liability policy is in full force and effect. A certificate evidencing the renewal of such liability insurance policy shall be delivered to the LANDLORD at least twenty (20) days before the expiration thereof and each such renewal certificate shall include the LANDLORD as an additional insured. TENANT may carry aforesaid insurance as a part of a blanket policy provided, however, that a certificate thereof naming the LANDLORD as an additional insured is delivered to the LANDLORD as aforesaid. Such policy of insurance or certificate shall also provide that said insurance may not be canceled unless ten (10) days' notice is given to the LANDLORD prior to such cancellation and that the insurance as to the interest of the LANDLORD shall not be invalidated by any act or neglect of the TENANT.
         Section 21.3 TENANT shall prior to doing any work in the Demised Premises obtain any and all permits necessary therefore and will provide Worker's Compensation Insurance and Liability Insurance in the limits provided for in Section "21.1" hereof.

                                  ARTICLE XXII
                          USE, ASSIGNMENT OF SUBLETTING
         Section 22.1 The TENANT agrees to use the premises for general offices and for no other purpose. TENANT shall not permit occupancy of the Demised PREMISES which in the aggregate exceeds one person for every two hundred square feet of rentable area.
         Section 22.2 Unless LANDLORD shall have given its consent hereto, this lease may not be assigned nor may the Demised Premises be sublet in whole or in part. Such approval will not be unreasonably withheld or delayed. In determining the reasonableness, the LANDLORD shall take into consideration the use to which the sub-tenant will put the space and the nature of the sub-tenant's business in order to maintain the integrity of the building as a whole.
         Section 22.3 Notwithstanding anything hereunto the contrary, if TENANT desires to assign the lease or sublet all or part of the Demised Premises other than an assignment or subletting pursuant to Section 22.7 hereof, LANDLORD shall have the right to recapture the Demised Premises in the event TENANT desires to assign this lease or sublet the entire Demised Premises or recapture such portion of the Demised Premises as TENANT shall desire to sublet. If TENANT shall desire to assign this lease or sublet all or part of the Demised Premises, TENANT shall notify LANDLORD to this effect in writing and if TENANT desires only to sublet a part of the Demised Premises, it shall notify LANDLORD of the portion of the Demised Premises it wishes to sublet. LANDLORD shall, within 60 days of receipt of such notice, notify TENANT as to whether or not LANDLORD desires to recapture the Demised Premises or, in the case of a proposed subletting of part of the Demised Premises, such portion of the Demised Premises as TENANT desires to sublease. In the event that LANDLORD shall elect to recapture the Demised Premises or such portion thereof as TENANT desires to sublet, it shall be deemed that the Demised Premises, or such portion thereof, as the case may be, is recaptured by the LANDLORD on the 30th day following LANDLORD'S notice to TENANT of the exercise of its right to recapture. TENANT, prior to the expiration of such 30 day period, shall remove all of TENANT'S fixtures and personal property from the space being recaptured by LANDLORD. In the event of a recapture of part the Demised Premises, the rent under this lease shall be reduced pro rata based on the rentable square footage of the Demised Premises prior to such recapture. If LANDLORD shall elect not to recapture the Demised Premises or such portion thereof as TENANT shall desire to sublet or LANDLORD fails to respond to respond to such notice within said 60 day period, then TENANT, subject to LANDLORD'S consent, not to be unreasonably withheld or delayed, may assign this lease or sublet the Demised Premises or the portion thereof it proposed to sublet in such notice subject to Section 22.4.
         Section 22.4 In the event that TENANT shall assign this lease and shall receive any consideration therefore in excess of Basic Annual Rent and Additional Rents therein, one-half of such consideration shall be paid to the LANDLORD as additional rent. In the event TENANT shall sublet any of the space demised hereunder and the rent and/or additional rent reserved under any such sublease shall be in excess of the rent provided for hereunder, TENANT shall pay to the LANDLORD, as additional rent, as and when same is collected, one-half the difference between the rent and additional rent reserved herein and the rent and additional rent reserved in such sublease.
         Section 22.5 In the event that any sub-tenant should hold over in the premises beyond the expiration of the term of this lease, the TENANT hereunder shall be responsible to the LANDLORD for all Basic Annual Rent and Additional Rent until the premises are delivered to the LANDLORD in the condition provided for in this lease.
         Section 22.6 TENANT shall pay LANDLORD'S reasonable legal fees with reference to approving any assignment and assumption agreement.
         Section 22.7 Anything herein contained to the contrary notwithstanding, but without releasing TENANT fro its obligations for full performance hereunder, TENANT shall have the right, without consent of LANDLORD, but with prior written notice to LANDLORD, to assign or sublet all or any part of the Demised Premises to one or more controlled or subsidiary companies, or to a parent company (existing or future), and TENANT shall have the right to permit the Demised Premises or any part thereof to be used by any controlled subsidiary or affiliated and/or parent companies, provided that a duplicate original of the assignment or sublease shall permit only such use and occupancy as is permitted under this lease.
         Further, TENANT may assign this lease in its entirety without the consent of LANDLORD, but with prior written notice to LANDLORD, to any successor corporation (by consolidation or merger or sale of substantially all of its assets) provided the assets and consolidated net worth of such successor corporation and its consolidated subsidiaries, determined in accordance with generally accepted accounting principles on a pro forma basis from the then most recent audited (by independent certified public accounts) balance sheets of all corporations which shall have been merged or consolidated with or into such successor corporation, shall not be materially less than the assets and consolidated net worth of TENANT and its consolidated subsidiaries as shown by TENANT'S most recent audited (by independent certified public accountants) balance sheet, provided that TENANT shall have delivered to LANDLORD an agreement on the part of such successor corporation whereby such successor corporation agrees to assume, and does assume, all of the obligations and duties on the part of the TENANT to be performed hereunder.

                                  ARTICLE XXIII
                              RULES AND REGULATIONS
         Section 23.1 The TENANT agrees that it will abide by the rules and regulations attached hereto as Exhibit "e" and any reasonable amendments or additions thereto, provided the same are uniform as to all tenants. LANDLORD represents that LANDLORD shall no discriminate against the TENANT with reference to the enforcement of any rules and regulations. In the event of a conflict between then Lease and the Rules and Regulations, the Lease shall govern.

                                  ARTICLE XXIV
                              LANDLORD'S LIABILITY
         Section 24.1 In the event that the LANDLORD shall default under the terms of this lease and the TENANT shall recover a judgment against the LANDLORD by reason of such default or for any reason arising out of the tenancy or use of the premises by the TENANT of the lease of the premises to the TENANT, the LANDLORD'S liability hereunder shall be limited to the LANDLORD'S interest in the land and building of which the Demised Premises form a part and no further and the TENANT agrees that in any proceeding to collect such judgment, the TENANT'S right to recovery shall be limited to the LANDLORD'S interest in the land and building of which the Demised Premises form a part.

                                        5
                                   ARTICLE XXV
                                ENTIRE AGREEMENT
         Section 25.1 This instrument contains the entire agreement between the parties hereto and the same may not be changed, modified or altered except by a document in writing executed and acknowledged by the parties hereto.

                                  ARTICLE XXVI
                                  CERTIFICATES
         Section 26.1 Upon request by the LANDLORD or TENANT, either party agrees to execute any certificate or certificates evidencing the commencement date of the term of the lease and the fast that the lease is in full force and effect, if such is the case, and that there are no set-offs or other claims against the other or stating those claims which either party might have against the other.
         Section 26.2 Upon request by the LANDLORD, the TENANT agrees to execute a memorandum of this lease in recordable form which memorandum shall set forth the commencement dates of the lease and the subordination of the lease to a permanent first mortgage to be held by the Connecticut General Life Insurance Company or other institutional lender.

                                  ARTICLE XXVII
                                    SECURITY

                                This page deleted

                                 ARTICLE XXVIII
                                     BROKER
         Section 28.1 TENANT represents that it dealt only with Steven Fine Associates, Inc., as broker in connection with this transaction and TENANT agrees to indemnify LANDLORD against any claims or expenses which the LANDLORD may incur by reason of the TENANT having dealt with any other broker in connection with this transaction.

                                  ARTICLE XXIX
                                      SIGNS
         Section 29.1      TENANT shall be allowed to use ten lines on the
building  directory in the lobby of the building.
         Section 29.2 TENANT, at TENANT'S sole cost and expense, may have installed building standard signage on the entrance doors and the outside directory.

                                   ARTICLE XXX
                                  HOLDING OVER
         Section 30.1 TENANT covenants that it will vacate the Premises immediately upon the expiration or sooner termination of this lease. If the TENANT retains possession of the Premises or any part thereof after the termination of the term, the TENANT shall pay the LANDLORD Annual Basic Rent at 150% of the monthly rate specified in Section 3.1 for the first thirty (30) days of TENANT'S holdover tenancy, 200% for the next thirty (30) days of TENANT'S holdover tenancy and 250% for any time beyond sixty (60) days that the TENANT remains in possession and, in addition thereto, shall pay the LANDLORD for all damages, consequential as well as direct, sustained by reason of the TENANT'S retention of possession. The provisions of this Section do not exclude the LANDLORD'S rights of re-entry or any other right hereunder, including without limitation, the right to refuse 150%, 200% or 250%, whichever the case may be, of the monthly rent and instead to remove TENANT through summary proceedings for holding over beyond the expiration of the term of this lease.

                                  ARTICLE XXXI
                                 OPTION TO RENEW
         Section 31.1 TENANT shall have the right to extend this lease for an additional five year period based on the following criteria:
         1. TENANT notify LANDLORD at least one year prior to the expiration of the original lease term of TENANT'S intention to exercise such renewal of lease.
         2. TENANT is not in default at the time TENANT exercises its option to renew.
         3. That except for the payment of rent, all of the other terms, covenants and conditions of this lease shall remain in full force and effect during the renewal term.
         4. That the Annual Basic Rent for the said renewal term shall be increased and shall be the higher of the Consumer Price Index as determined as follows:
                  A) There shall first be determined the Bureau of Labor Statistics, Consumer Price Index, all items for the smallest area including New York City for the month of September, 1995 hereinafter called "base index". There shall thereafter be determined the Bureau of Labor Statistics, Consumer Price Index, all items for the smallest are including New York City for the month of September, 2005 hereinafter called "comparison index". The rental for the said renewal term shall be determined in accordance with the following formula:

         Comparison Index  x        $629,000.00 =   Annual rent for the 1st year
         ----------------
                Base Rent                                     of the option term

                  In the event that the Consumer Price Index shall cease to use a base of 1984 = 100, the said indices shall be adjusted as if the base were 1984 = 100

                                                     OR

                B) $758,187.50 for the first lease year of the option period

         Section 31.2 In addition to the above, the rent during the second year of the option and each year thereafter shall be increased by $1.00 per square foot cumulative per year (i. e., $787,437.50 annual rent in the second year of the option period, etc.)

                                  ARTICLE XXXII
                                ADDITIONAL SPACE
         Section 32.1 If, during the term of this lease TENANT needs additional space, TENANT shall notify LANDLORD in writing the needs for such space. LANDLORD shall respond within thirty (30) days as to the availability of space within the building during the next twelve months. After thirty (30) days written notification by LANDLORD to TENANT of the above, LANDLORD and TENANT shall endeavor to obtain such space for TENANT based on the needs of the TENANT, and LANDLORD shall charge the TENANT the Fair Market Value for same, but not less than the current rent in effect. In determination such rent, shall be taken into consideration the length of term remaining on this lease and the TENANT'S Work Letter contemplated therein.
         IN WITNESS WHEREOF, the parties hereto have hereunto set their hands and seals the day and year first above written.

                                                   THE TILLES INVESTMENT COMPANY


                                                     By:
                                                         -----------------------


                                               THE NORTH ATLANTIC LIFE INSURANCE
                                                     COMPANY OF AMERICA


                                                     By: /s/ David Sloane
                                                         -----------------------
                                                                    David Sloane

                                   EXHIBIT "B"

                                   EXHIBIT "C"
                                   WORK LETTER
                 THE NORTH ATLANTIC INSURANCE COMPANY OF AMERICA
                               1000 Woodbury Road
                               Woodbury, NY 11797
                                 August 10, 1995

         1. Partitioning. All partitions provided by the Landlord shall consist of 5/8" gypsum board applied to 2-1/2" metal studs and shall extend to the underside of the acoustical ceiling grid, except the partitions of the board room and president's office, which shall extend to the underside of the slab above. Sound attenuating insulation shall be provided where indicated on the plan attached. Demising partitions shall consist of 5/8" gypsum board applied to 3 1/2" metal studs 16" o/c. with sound attenuating insulation and shall extend from the concrete floor slab to the underside of the floor above. The amount of such partitioning shall be as indicated on the plan attached. Landlord shall remove and dispose of existing partitions as required to complete the work of this alteration.
                  Fire rated enclosures of all columns, air shafts and demising partitions shall be constructed tin accordance with the requirements of the New York State Uniform Fire Prevention and Building Code.
         2. Doors and Bucks. All new interior doors of the office area shall be 3'-0" x 7'-0" solid core wood doors with stain grade oak veneers and knock down metal door bucks. Landlord shall furnish and install building standard lever hardware (satin chrome finish) and door stops on all new and/or existing doors. This hardware shall conform to the requirements of the Americans With Disability Act. A maximum of five locksets shall be provided as part of this workletter.
                  Landlord shall relocate the existing entrance and exit doors and frames as indicated.
         3. Painting and Finishes. All partitions provided by the Landlord shall be painted with light colors only, using Benjamin-Moore flat paint. Type I vinyl wallcovering shall be furnished and installed where noted on the plan attached.
                  All selections shall be made from Landlord's samples.
         4. Flooring. Landlord shall install only carpeting furnished by Tenant. Landlord shall furnish and install the vinyl composition floor tile and cove base. All selections shall be made from Landlord's samples. The amount of such work shall be as per the plan attached.
                  Ceramic floor tile and 4" cove base shall be furnished and installed in the private toilet on the first floor where indicated.
         5. Ceiling. Landlord shall remove the existing concealed spline ceiling and shall furnish and install 2' x 2' non-directional fissured tile with a tegular edge throughout the Demised Premises.
         6. Electric. Landlord shall furnish and install the new electric outlets and circuitry in accordance with the National Electric Code and as per the plan attached. Landlord shall power wire Tenant's moveable partitions as indicated on the plan attached. Power wiring of the Tenant's equipment is not included unless outlined in this exhibit or indicated on plan attached.
                  All wiring and related equipment for the Tenant's telephone, computer, security, closed circuit television and other systems shall be furnished and installed by the Tenant at the Tenant's sole cost and expense.
         7. Lighting. Landlord shall furnish and install 2' x 4' and/or 2' x 2' fluorescent lighting fixtures with first lamps throughout the Demised Premises. These fixtures shall be recessed and shall have parabolic lenses. All fighting fixtures in exterior offices and/or open spaces are to be placed parallel or perpendicular to the front of this building at the Landlord's option. The purpose being that all lighting appear uniform when viewed from the exterior. Individual offices and/or open areas shall be separately switched and controlled. Landlord shall reuse existing fixtures and devices where possible. In addition, Landlord shall furnish and install exit signs and emergency lighting in accordance with industry standards.
         8. Heating, Ventilation and Air Conditioning. Landlord shall reconfigure the existing supply registers and return grilles throughout the Demised Premises. This work shall be completed in accordance with the original building design and industry standards. Registers and grilles shall be cleaned prior to installation. All registers throughout the Demised Premises shall be connected to the existing mechanical systems. The general design criteria for air conditioning shall be 74 degrees inside when the outside temperature is 95 degrees F. Heating shall provide 70 degrees inside when the outside temperature is 5 degrees F. In addition, Landlord shall furnish and install a used Liebert computer room cooling unit. This unit shall be installed on a raised frame to accommodate a down blow system.
         9. Miscellaneous. Landlord shall furnish and install the following items as indicated on the plans attached: 1. Building standard window treatment on all exterior windows.
2. Coat closet shall receive one (1) shelf and stainless steel rod. 3. Upper and lower kitchen cabinets with counter top, sink, hot and cold water. 4. Toilet accessories shall include Toilet Paper Holder, Mirror, and Soap Dispenser. 5. Plywood for mounting of telephone equipment in the telephone closet on the first floor teleco room.
         Tenant shall provide and install the following items at the Tenant's sole cost and expenses: 1. All furniture and equipment, including reception desk and secretarial work stations, unless otherwise indicated in this exhibit.
2. All signage and interior directories. 3. All built-in cabinetry work including bookshelves. 4. Fire and smoke detection system.
5. Appliances and vending machines.
         10. Notes. Tenant shall provide to the Landlord, within fourteen (14) working days from the signing of this amendment, all finishes and special requirements for electrical outlets indicated, blocking or finishes so as not to delay the construction schedule.
                  All subcontractors hired by the Tenant shall coordinate schedule and moves with the Landlord's office to ensure a smooth and controlled construction sequence.
                  All delays caused as a result of changes by the Tenant shall not modify the date of possession and the commencement of rent payments by the Tenant.
                  All work of this alteration shall be completed during normal business hours.

                                 End of Section.

                                   EXHIBIT "D"

         The following is a summary of duties to be performed by our personnel during their tour of duty at the above mentioned location including the Demised
Premises:
         Hours:
         Our employees will report to work at the close of regular office hours after 5 p. m., five nights each week, with the exception of all legal holidays. At the termination of their duties, they will extinguish all lights, close all windows, set electrical protection devices, and lock all doors.
         General Cleaning - Five Nights Weekly:
|X| Sweep all composition flooring with treated dust mops, if any.
|X| Empty all waste and trash receptacles. Remove contents to receptacles provided by the building for further disposal.
|X|      Empty and clean all ashtrays.
|X| Wash and rinse terrazzo floors, main lobby and entrance area with neutral cleaner, if any.
|X|      Vacuum all carpeting in building. Spot clean if necessary.
|X|      Sweep staircase and landing. Wash as necessary.
|X|      Spot clean fingermarks from walls, doors, trim, light switches and fire exits.
         Periodic Cleaning:
         ------------------
|X| Perform hi-dusting of all walls, overhead pipes, ledges, air-conditioning louvers and |X| ducts twice each year. |X| Sweep entrances to building daily. |X| Police parking lot and remove paper and debris twice each week.
         Window Cleaning:
|X| Wash all windows in the building on the outside and inside every four months. First floor lobby once every month.
|X|      Clean glass entrance doors daily.
|X| All safety regulations will be rigidly adhered to as prescribed by New York Labor Department. Ladders and safety belts are constantly inspected to prevent accidents.
|X| Wash and clean all glass, directory board glass, telephone booths and entrance doors.
|X| Keep all metals and Formica interiors and exteriors of all elevator walls, doors and frames in a clean condition. Maintain all walls in main lobby and hallways in a clean condition.
|X| Clean all lights and glass in lobby once every week.
|X| Our personnel will be instructed to submit to our office and condition of faulty equipment, plumbing, locks, electrical appliances, evidence of vermin or any other irregularities.
         Lavatories - Five Nights Weekly:
|X| Sweep, wash and disinfect all lavatory floors throughout the entire building each night. |X| Empty all wastepaper and sanitary disposal cans and remove to a designated area for removal. |X| Scour and disinfect all toilet bowls, urinals and hand basins. |X| Wash and disinfect and dry all toilets seats.
|X| Maintain all metal pipes, bright work, mirrors, shelves, cabinets and dispensers in a clean condition. |X| Keep toilet partitions and tile walls in a clean condition. |X| Refill all toilet tissue, hand soap, hand towels and sanitary napkin dispensers as required. |X| Machine scrub and rinse all tile washroom floors, as required, each month.

                                  EXHIBIT "D-1"

         Landlord shall perform the following:
1. Monday through Friday - Remove normal offices waste from Tenant's garbage containers. 2. Damp mop, once per week, all floors having access to the Landlord.

                                   EXHIBIT "E"
                              RULES AND REGULATIONS
         TENANT and TENANT'S servants, employees, agents, visitor and licensees shall observe faithfully and comply strictly with the rules and regulations, as follows:
         1. The sidewalk, entrances, passages, courts, elevators, stairways, corridors or halls of the building, shall not be obstructed or encumbered by any TENANT or used for any purpose other than ingress and egress to and from the Demised Premises.
         2. No awnings or other projections shall be attached to the outside walls of the building without the prior written consent of the LANDLORD. No curtains, blinds, shades or screens shall be attached to or hung in, or used in connection with, any window or door of the Demised Premises, without the prior written consent of the LANDLORD. The TENANT shall install such blinds or draperies as the LANDLORD shall designate, which shall be of a quality, type, design and color and attached in a manner designated by the LANDLORD.
         3. No sing, advertisement, notice or other lettering shall be exhibited, inscribed, painted or affixed by any TENANT of any part of the outside of the Demised Premises of the windows thereof, or building without the prior written consent of the LANDLORD. In the event of the violation of the foregoing by the TENANT, LANDLORD may remove same without any liability, and may charge the expense incurred by such removal to the TENANT or TENANT'S violating this rule.
         4. The doors between the Demised Premises and the halls, passageways or other public places in the building, shall not be covered or obstructed by any TENANT, nor shall any bottles, parcels or other articles be placed on the window sills.
         5. No showcase or other articles shall be put in front of or affixed to any part of the exterior of the building, not placed in the halls, corridors or vestibules.
         6. The water and wash closets and other plumbing fixtures shall not be used for any other purposes other than those for which they were constructed, and no sweepings, rubbish, rags or other substances shall be thrown therein.
         7. No TENANT shall mark, paint, drill into or in any way deface any part of the exterior of the Demised Premises, or the building of which they from a part. No boring, cutting or stringing of wires on the exterior of the Demised Premises shall be permitted except with the prior written consent of the LANDLORD, and as the LANDLORD may direct. LANDLORD agrees that such consent and/or direction shall not be unreasonably withheld or delayed.
         8. No bicycles or vehicles of any kind shall be brought into or kept in or about the Demised Premises, and no cooking shall be done or permitted by any TENANT on the Demised Premises, except that TENANT or TENANT'S employees may make coffee, tea, etc., in the employees' lounge area, including the reheating of food in TENANT'S microwave. No TENANT shall allow the smoking of cigars and/or pipes by employees or invitees within the building or within the Demised Premises. In addition, no TENANT shall allow the smoking of cigarettes by employees or invitees in public hallways, corridors or vestibules within the building. No TENANT shall cause any objectionable odors to be produced upon and to permeate from the Demised Premises. Should TENANT desire to install any vending machines, TENANT agrees that they will contract for same from the operator of the cafeteria located within the building, provided said operator's cost is competitive with the cost that the TENANT may obtain from an independent contractor.
         9. No space in the building shall be used for manufacturing, for the storage of merchandise, or for the sale of merchandise, goods or property of any kind at auction.
         10. No TENANT shall make any disturbing noises or disturb or interfere with occupants of this or neighboring buildings or premises, whether by the use of any musical instruments, radio, talking machines, unmusical noises, whistling, singing, or in any other way. No TENANT shall throw anything out of the doors, windows, or skylight, or down the passageways.
         11. No TENANT or any of the TENANT'S servants, employees or agents, shall at any time bring or keep upon the Demised Premises any inflammable, explosive fluid, chemical or substance.
         12. Each TENANT must, upon the termination of his tenancy, restore to the LANDLORD all keys of stores offices, and toilet rooms, either furnished to or otherwise procured by, such TENANT.
         13. No TENANT shall engage or pay any employees on the Demised Premises except those actually working for such TENANT on the Demised Premises.
         14. The LANDLORD reserves the right to exclude from the building, between the hours of 6:00 p.m. and 8:00 a.m. and at all hours on Sundays and legal holidays all persons who do not present a pass to the building signed by the LANDLORD. The LANDLORD will furnish passes to persons for whom any TENANT requests same in writing. Each TENANT shall be responsible for all persons for whom he requests such pass and shall be liable to the LANDLORD for all acts of such persons. TENANT shall not however, be responsible for the building or liable for any acts of others in respect to the building.
         15. Each TENANT before closing and leaving the Demised Premises at any time shall see that windows are closed.
         16. The premises shall not be used for lodging or sleeping or for any immoral or illegal purpose. 17. The requirements of TENANT'S will be attended to only upon applications at the office of the building. Employees of the LANDLORD shall not perform any work or do anything outside of their regular duties, unless under special instruction from the office of the LANDLORD.
         18. Canvassing, soliciting and peddling in the buildings is prohibited and each TENANT shall use its best efforts to prevent the same.
         19. There shall not be used in any space, or in the public halls of any building, either by any TENANT or by jobbers or others, in the delivery or receipt of merchandise, any hand trucks, except those equipped with rubber tires and side guards.
         20. No aerial shall be to erected on the roof or exterior walls of the Demised Premises, or on the grounds.
         21. TENANT agrees to comply with all such rules and regulations upon ten (10) days notice to TENANT from LANDLORD, unless same shall be submitted to arbitration.
         22. No radio or television or other similar device, which can be heard by other tenants of the building, shall be installed, in each instance, without the LANDLORD'S consent in writing. No aerial shall be erected on the roof or exterior walls of the premises, or on the ground.
         23. No TENANT shall cover the floors of the Demised Premises with any material other than carpeting of a similar grade to that originally installed by the LANDLORD.
         24. TENANT agrees to comply with all such rules and regulations upon notice to TENANT from LANDLORD or upon posting of same in such place within the building as LANDLORD may designate.
         25. No additional locks or bolts of any kind shall be placed upon any of the doors or windows by any TENANT, nor shall any changes be made in existing locks or the mechanics thereof. Each TENANT must, upon the termination of his tenancy, restore to the LANDLORD all keys of offices and toilet rooms, either furnished to, or otherwise procured by such TENANT and in the event of the loss of any keys, so furnished, such TENANT shall pay to the LANDLORD the cost thereof.
         26. All removals, or the carrying in our out of any safes, freight, furniture or bulky matter of any description must take place during the hours which the LANDLORD or its agents may determine from time to time. The LANDLORD reserves the rights to inspect all freight to be brought into the building and to exclude from the building all freight which violates any of these Rules and Regulations of the lease of which these Rules and Regulations are a part. This shall not apply to accounting security boxes used by the TENANT.
         27. No TENANT shall occupy or permit any portion of the premises demised to him to be occupied as an office for a public stenographer or typist, or for the possession, storage, manufacture, or sale of liquor, narcotics, dope, tobacco in any form, or as a barber of manicure shop, or pay any employees on the Demised Premises except those actually working for such TENANT on said Premises, nor advertise for laborers giving an address at said premises. Notwithstanding the foregoing, the LANDLORD shall have the right to public stenographer, typist, sale of liquor, sale of tobacco, or for a barber shop or manicure shop or employment bureau.
         28. No TENANT shall purchase spring water, ice, towels or other like service from any company or persons not approved by the LANDLORD. LANDLORD agrees not to unreasonably withhold its approval of any such vendor.

         29. LANDLORD shall have the right to prohibit any advertising by any TENANT, which in LANDLORD'S opinion, tends to impair the reputation of the building or its desirability as a building for offices, and upon written notice from LANDLORD, TENANT shall refrain from or discontinue such advertising.
         30. TENANT agrees that extraordinary waste, such as crates, cartons, boxes, furniture and equipment, construction debris, etc., shall be removed from the Real Property by TENANT, at TENANT'S own costs and expenses. At no time shall TENANT place any waste of any kind in any public areas. If TENANT shall place any waste in the public areas, the parties agree that everything so placed is abandoned and of no value to TENANT, and LANDLORD may have the same removed and disposed of at TENANT'S expense. This remedy is in addition to any other remedies the LANDLORD may have therefore.
         31. Wastepaper baskets used in conjunction with Tenant's Demised Premises may be filled with paper products only. No liquids or other items may be disposed of in same.

                                                                  EXHIBIT 10.(l)


                            FIRST AMENDMENT TO LEASE

         THIS AGREEMENT made the 31st day of May, 2001, by and between THE TILLES INVESTMENTS COMPANY having offices at 7800 Jerico Turnpike, Woodbury, New York 11797, hereinafter referred to as the "LANDLORD" and RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK f/k/a RELIASTAR BANKERS SECURITY LIFE INSURANCE COMPANY a/k/a THE NORTH ATLANTIC LIFE INSURANCE COMPANY OF AMERICA having offices at 1000 Woodbury Road, Woodbury, New York 11797, hereinafter referred to as the "TENANT".

                                    RECITALS

         Landlord, as landlord, and Tenant, as tenant, are parties to an Agreement of Lease dated August 11, 1995, leasing space at 1000 Woodbury Road, Woodbury, New York (the "Lease"). The Parties have agreed to release some of the premises from the Lease, and desire to amend the Lease accordingly.
         NOW, THEREFORE, the parties hereto hereby agree as follows:
         1. Effective June 1, 2001, (i) the space designated on Exhibit A hereto (the "Released Space") is excluded and released from the Lease, and (ii) all references in the Lease of Demised Premises shall be to the Demised Premises as therein defined exclusive of the Released Space. Tenant shall vacate the Released Space in accordance with the surrender provisions of the Lease by no later than May 31, 2001, except that Tenant may leave its personal property in the Released Space until the earlier of June 15, 2001, or five (5) days after Landlord gives Tenant notice that another tenant will occupy the Released Space at the end of that five day period.
         2. Concurrently with execution of this Amendment, Tenant is paying Landlord $125,000 in consideration of release of the Released Space.

         3. Annual Basic Rent shall be payable at the rate provided in the Lease through May 31, 2001. From and after June 1, 2001, Annual Basic Rent shall be payable under the Lease as follows:

                                         Annual               Monthly
         Period                        Basic Rent             Basic Rent

         6/1/01 - 10/31/01             $517,833.68            $43,152.81
         11/1/01 - 10/31/02            $534,411.97            $44,534.33
         11/1/02 - 10/31/03            $550,990.26            $45,915.85
         11/1/03 - 10/31/04            $567,568.55            $47,297.38
         11/1/04 - 10/31/05            $584,146.84            $48,678.90

         4. The Second paragraph of Section 4.1 of the Lease is deleted effective May 31, 2001. 5. Sections 31.1 and 32.1 of the Lease are deleted and shall be of no force or effect. 6. By no later than June 15, 2001, Landlord shall (i) construct a demising wall as shown on
Exhibit B hereto (the "Demising Wall") separating the Released Space from the space in the lower level which will remain as Demised Premises (the "Remaining Lower Level Space"), (ii) construct a corridor and entrance to the Remaining Lower Level Space as shown on Exhibit B hereto (the "Corridor and Entrance"),
(iii) paint the Demising Wall and Corridor and Entrance, and (iv) provide ventilation for HVAC service to the Remaining Lower Level Space. The foregoing work shall be at Landlord's expense, except that, upon completion of the work and receipt of invoices for the cost of the work, Tenant shall reimburse Landlord for the actual cost of the work up to $2,000. Between May 31, 2001, and completion of the Demising Wall, Landlord shall assure that no persons have access to the Remaining Lower Level Space other than Tenant's employees, agents and invitees. For the remaining term of the Lease, Tenant shall be entitled to use the Corridor and Entrance.
         7. If at any time Tenant determines that additional cooling is required in the Remaining Lower Level Space, it may at its expanse install HVAC equipment in the Remaining Lower Level Space to provide such cooling, and may use the existing submeter in the lower lever to meter the electricity used for such equipment, and pay Landlord for the submetered charges.
         8. Except as hereby amended, the Lease and all of its terms and provisions shall remain in full force effect.
         9. This Amendment may be signed in separate counterparts which, taken together, shall constitute a single agreement.
                  IN WITNESS WHEREOF, the parties hereto have hereunto set their hands and seals the day and year first above written.

                                      THE TILLES INVESTMENT COMPANY


                                      By:
                                         ---------------------------------------
                                      Its:
                                          --------------------------------------


                                      RELIASTAR LIFE INSURANCE
                                      COMPANY OF NEW YORK

                                      By:
                                         ---------------------------------------
                                      Its:
                                         ---------------------------------------

                                    EXHIBIT A

                                    EXHIBIT B

                                                                      Exhibit 14


                 ING Code of Ethics for Financial Professionals



This ING Code of Ethics for Financial Professionals has been adopted by the boards of the U.S. domiciled insurance companies which are members of the ING family of companies ("ING Companies") and applies to the principal executive officer, chief financial officer and all other finance, accounting, treasury, tax and investor relations professionals ("ING Financial Professionals") serving one or more of the ING Companies, their subsidiaries or affiliates. This Code of Ethics is intended to supplement the ING Americas General Code of Conduct - together these set the standards of personal and professional integrity that we expect ING Financial Professionals to demonstrate in all their activities.

Financial professionals hold an important and elevated role in corporate governance in that they are vested with the responsibility and authority to protect, balance and preserve the interests of all company stakeholders, including shareholders, customers and employees. ING Financial Professionals are expected to adhere to this Code of Ethics with respect to their individual conduct and advocate its tenets among their peers and colleagues.

As an ING Financial Professional, you agree to:

|X| Engage in, promote and reward honest and ethical conduct, including avoidance of actual or apparent conflicts of interest in your personal and professional relationships;

|X| Disclose to the USFS Chief Compliance Officer any material transaction or relationship that could reasonably be expected to give rise to such a conflict;

|X| Take all reasonable measures to protect the confidentiality of non-public information obtained or created in connection with ING business activities, unless disclosure of such information is required by law or regulation, or legal or regulatory process;

|X| Use non-public information obtained or created in connection with ING business activities only for the benefit of the ING companies, not for personal advantage;

|X| Act as a responsible steward with respect to the use and control of ING assets and resources;

|X| Produce full, fair, complete, accurate, timely and understandable disclosure in reports and documents that the ING Companies file with or submit to the Securities and Exchange Commission, other regulators and in other public communications made by them;

|X| Take all reasonable measures to ensure that business and investment transactions are properly authorized and completely and accurately recorded in accordance with applicable GAAP and statutory accounting principles and established company financial policy;

|X| Comply with all applicable governmental laws, rules and regulations, as well as the rules and regulations of appropriate regulatory and self-regulatory agencies;

                                        3
|X| Not attempt to unduly or fraudulently influence, coerce, manipulate, or mislead any authorized audit or interfere with any auditor engaged in the performance of an internal or independent audit of the ING Companies' financial statements or accounting books and records.

If you become aware of any suspected or known violation of this Code of Ethics or the ING Code of Conduct, you have a duty to report such concerns promptly to the USFS Chief Compliance Officer. You may also submit a concern confidentially and anonymously by accessing the ING Ethics Hotline/Voice Line at 800-555-1853 (detailed access instructions posted on ING Exchange). Your inquiry will be handled discretely and every effort will be made to maintain, within the limits allowed by law, the confidentiality of anyone requesting guidance or reporting suspect behavior or a compliance concern.

As an ING Financial Professional, you understand that you will be held accountable for your adherence to this Code of Ethics. Your failure to observe its terms may result in disciplinary action, including termination of employment. Violations of this Code of Ethics may also constitute violations of law and may result in civil and criminal penalties for you, your manager and the ING companies. As evidence that you have read and agreed to abide by this Code of Ethics, you must sign and return the Declaration acknowledgment form (delivered along with this Code of Ethics) as instructed on the form.

A request for a waiver of any provision of this Code of Ethics must be in writing and addressed to the USFS Chief Compliance Officer. No waiver of this Code of Ethics shall be granted without the approval of the board of directors for the relevant ING Company and any waiver shall be disclosed promptly on Form 8-K or any other means approved by the Securities and Exchange Commission.

The ING Companies intend that this Code of Ethics serve as its written code of ethics under Section 406 of the Sarbanes-Oxley Act of 2002, complying with the standards set forth in the Securities and Exchange Commission Regulation S-K.


                 ING Code of Ethics for Financial Professionals
                              Employee Declaration

I, (print name) _____________________, have read, reviewed carefully and understand the ING Code of Ethics for Financial Professionals. I understand that observing this Code of Ethics and the ING General Code of Conduct is an integral part of my job responsibilities.

I understand that any deviation from or violation of this Code of Ethics could cause embarrassment and/or financial harm to ING's interests. I also understand that violation of this Code of Ethics can lead to disciplinary action, up to and including termination of my employment, and civil or criminal charges. I further understand that it is my responsibility to prevent and report any violations.

I also acknowledge that ING may modify or amend this Code of Ethics from time to time and that, upon receiving written notice of such changes, adherence to them will constitute part of my ongoing job responsibilities.

                                                                      Exhibit 14

                                 Code of Ethics

I understand that this Code of Ethics does not constitute an employment contract or any guarantee of continued employment and that the employment relationship is at will.


Position       ____________________________________________________

Department  ____________________________________________________

Company    _____________________________________________________

Signature    _____________________________________________________

Date           ______________________________________________________

Please sign and return this form to the USFS Chief Compliance Officer) at ING, 151 Farmington Avenue, TS31, Hartford, CT 06156

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

Date:    March 25, 2004

By         /s/  David A. Wheat
          ----------------------------------------------------------------------
                    David A. Wheat
                    Director, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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

Date     March 25, 2004

By         /s/  James R. Gelder
          -----------------------------------------------------
                   James R. Gelder
                   Director, President and Chief Executive Officer

                                                                    Exhibit 32.1

                                  CERTIFICATION

Pursuant to 18 U.S.C. ss.1350, the undersigned officer of ReliaStar Life Insurance Company of New York (the "Company") hereby certifies that, to the officer's knowledge, the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13 or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 25, 2004         By        /s/  David A. Wheat
--------------                   -----------------------------------------------
       (Date)                         David A. Wheat
                                      Director, Senior Vice President and
                                      Chief Financial Officer

                                                                    Exhibit 32.2
                                  CERTIFICATION

Pursuant to 18 U.S.C. ss.1350, the undersigned officer of ReliaStar Life Insurance Company of New York (the "Company") hereby certifies that, to the officer's knowledge, the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13 or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 25, 2004          By       /s/  James R. Gelder
--------------                   -----------------------------------------------
       (Date)                         James R. Gelder
                                      Director, President and
                                      Chief Executive Officer