Form 10-Q
period 2004-03-31
RELIASTAR LIFE INSURANCE CO OF NEW YORK
filed 2004-05-18
CIK 1163710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004
                                    --------------

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

Registrant's telephone number, including area code (516)682-8700
                                                   ---------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,377,863 shares of Common Stock as of May 14, 2004, all of which were directly owned by ReliaStar Life Insurance Company.

NOTE: WHEREAS RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)
                  Form 10-Q for the period ended March 31, 2004


                                      INDEX
                                                                            PAGE

PART I.     FINANCIAL INFORMATION  (Unaudited)

Item 1.     Financial Statements:

              Condensed Statements of Income                                  3
              Condensed Balance Sheets                                        4
              Condensed Statements of Changes in Shareholder's Equity         6
              Condensed Statements of Cash Flows                              7
              Notes to Condensed Financial Statements                         8

Item 2.     Management's Narrative Analysis of the Results of
              Operations and Financial Condition                             15

Item 4.     Controls and Procedures                                          23

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                24

Item 6.     Exhibits and Reports on Form 8-K                                 24

Signatures                                                                   25

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)


PART I.       FINANCIAL INFORMATION (UNAUDITED)

Item 1.       Financial Statements


                         Condensed Statements of Income
                                   (Unaudited)
                                   (Millions)



                                                                                  Three months ended March 31,
                                                                                     2004              2003
                                                                                ---------------  ---------------
Revenue:
  Premiums                                                                       $     16.1       $     19.4
  Fee income                                                                           24.4             24.6
  Net investment income                                                                30.1             29.0
  Net realized capital gains (losses)                                                   5.5             (0.2)
  Other income                                                                          1.8              1.9
                                                                                ---------------  ---------------
Total revenue                                                                          77.9             74.7
Benefits, losses and expenses:
  Benefits:
    Interest credited and other
      benefits to policyholders                                                        42.6             44.3
  Underwriting, acquisition, and
    insurance expenses:
     Commissions                                                                        6.6              7.4
     General expenses                                                                  10.7             11.0
     Policy acquisition costs deferred                                                 (4.9)            (9.0)
  Amortization of deferred policy acquisition
    Costs and value of business acquired                                                5.4              4.0
                                                                                ---------------  ---------------
Total benefits, losses and expenses                                                    60.4             57.7
                                                                                ---------------  ---------------
Income before income taxes and cumulative
  effect of change in accounting principle                                             17.5             17.0
Income tax expense                                                                      6.1              5.9
                                                                                ---------------  ---------------
Income before cumulative effect of
  change in accounting principle                                                       11.4             11.1
Cumulative effect of change in accounting
  principle                                                                            (7.0)               -
                                                                                ---------------  ---------------
Net income                                                                        $     4.4        $    11.1
                                                                                ===============  ===============

   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)

                            Condensed Balance Sheets
                          (Millions, except share data)



                                                                                   March 31,       December 31,
                                                                                     2004              2003
                                                                                ---------------  ---------------
                                                                                  (Unaudited)
Assets
Investments:
  Fixed maturities, available for sale, at fair value (amortized cost
    of $1,599.7 at 2004 and $1,642.8 at 2003)                                     $ 1,692.7        $ 1,718.0
   Equity securities at fair value:
     Common stock (cost of $4.4 at 2004 and 2003)                                       4.6              4.2
     Investment in mutual fund                                                          2.5              2.5
     Mortgage loans on real estate                                                    214.8            209.7
   Policy loans                                                                        87.3             86.6
   Short-term investments                                                               0.2              0.2
   Other investments                                                                   13.4             12.8
   Securities pledged to creditors (amortized cost of
     $112.0 at 2004 and $1.9 at 2003)                                                 115.9              1.9
                                                                                ---------------  ---------------
Total investments                                                                   2,131.4          2,035.9

Cash and cash equivalents                                                               8.0             10.4
Short-term investments under securities loan agreement                                119.2              1.9
Accrued investment income                                                              19.0             18.9
Due from affiliates                                                                     6.1             13.1
Reinsurance recoverable                                                                73.2             67.8
Deferred policy acquisition                                                            75.9             74.6
Value of business acquired                                                             31.9             36.5
Sales inducements to contractholders                                                    0.6                -
Deferred income taxes                                                                  17.6              7.1
Receivable for securities sold                                                         12.5             20.2
Other assets                                                                           11.5             10.2
Assets held in separate accounts                                                      546.4            520.6
                                                                                ---------------  ---------------
Total assets                                                                      $ 3,053.3        $ 2,817.2
                                                                                ===============  ===============


   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)

                            Condensed Balance Sheets
                          (Millions, except share data)



                                                                                   March 31,       December 31,
                                                                                     2004              2003
                                                                                ---------------  ---------------
                                                                                  (Unaudited)
Liabilities and Shareholder's Equity
Policy liabilities and accruals:
  Future policy benefits and claims' reserves                                     $  1,634.6       $  1,614.3
  Unearned premiums                                                                      0.4              0.3
  Other policy claims and benefits payable                                              31.6             37.4
  Other policyholder's funds                                                            24.6             25.3
                                                                                ---------------  ---------------
Total liabilities and accruals                                                       1,691.2          1,677.3
Current income taxes                                                                     7.8              3.7
Due to affiliates                                                                       10.0                -
Other borrowed money                                                                   222.9            103.4
Payables for securities purchased                                                       39.9                -
Other liabilities                                                                       69.0             57.6
Liabilities related to separate accounts                                               546.4            520.6
                                                                                ---------------  ---------------
Total liabilities                                                                    2,587.2          2,362.6

Shareholder's equity
  Common stock (1,377,863 shares authorized, issued and
   outstanding; $2.00 per share par value)                                               2.8              2.8
  Additional paid-in capital                                                         1,193.3          1,200.1
  Accumulated other comprehensive income                                                49.7             35.8
   Retained deficit                                                                   (779.7)          (784.1)
                                                                                ---------------  ---------------
Total shareholder's equity                                                             466.1            454.6
                                                                                ---------------  ---------------
Total liabilities and shareholder's equity                                        $  3,053.3       $  2,817.2
                                                                                ===============  ===============


   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)


             Condensed Statements of Changes in Shareholder's Equity
                                   (Unaudited)
                                   (Millions)



                                                                                  Three months ended March 31,
                                                                                      2004           2003
                                                                                --------------  --------------
Shareholder's equity, beginning of period                                         $    454.6      $    425.8
Comprehensive income:
  Net income                                                                             4.4            11.1
   Other comprehensive income net of tax:
     Unrealized gain on securities ($21.4 and $13.7,
       Pretax year to date)                                                             13.9             8.9
                                                                                --------------  ---------------
Total comprehensive income                                                              18.3            20.0
Dividends paid                                                                          (6.8)           (6.0)
                                                                                --------------  ---------------
Shareholder's equity, end of period                                               $    466.1      $    439.8
                                                                                ==============  ===============


   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)


                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (Millions)



                                                                                  Three months ended March 31,
                                                                                      2004           2003
                                                                                --------------  --------------
Net cash provided by operating activities                                         $      48.3     $     47.3
Cash flows from investing activities
  Proceeds from the sale maturities and
   collections of:
     Fixed maturities available for sale                                                719.3          733.1
     Mortgage loan                                                                        7.7            5.1
   Acquisition of investments:
     Fixed maturities available for sale                                               (774.2)        (818.3)
     Equity securities                                                                      -           (0.1)
     Mortgages                                                                          (12.8)        (105.6)
     Short-term investments                                                            (117.3)           0.2
     Increase in policy loans                                                            (0.7)             -
   Other, net                                                                            (0.6)          (1.4)
                                                                                ---------------  --------------
Net cash used for investing activities                                                 (178.6)        (187.0)
                                                                                ---------------  --------------

Cash flows from financing activities
  Deposits and interest credited for investment contracts                                36.2           37.9
  Maturities and withdrawals from insurance and investment contracts                    (21.0)         (41.8)
  Increase in borrowed money                                                            119.5          173.9
  Dividends to shareholders                                                              (6.8)          (6.0)
                                                                                ---------------  --------------
Net cash provided by financing activities                                               127.9          164.0
                                                                                ---------------  --------------
Net increase (decrease) in cash and cash equivalents                                     (2.4)          24.3
Cash and cash equivalents, beginning of period                                           10.4            2.4
                                                                                ---------------  --------------
Cash and cash equivalents, end of period                                          $       8.0      $    26.7
                                                                                ===============  ==============


   The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

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

     The condensed financial statements and notes as of March 31, 2004 and December 31, 2003 and for the three-month periods ended March 31, 2004 and 2003 ("interim periods") have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. The condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company's 2003 Annual Report on Form
     10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. Certain reclassifications have been made to 2003 financial information to conform to the 2004 presentation.

     The Company primarily conducts its business through one operating segment, U.S. Financial Services ("USFS"), and all revenue reported by the Company is predominantly derived from external customers.


2.   Recently Adopted Accounting Standards

     The Company adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," on January 1, 2004. SOP 03-1 established several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and the revenues and expenses related to such arrangements be consolidated with the respective line items in the statements of income. In addition, the SOP requires additional liabilities be established for certain guaranteed death benefits and for products with certain patterns of cost of insurance charges, and that sales inducements provided to contractholders be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP's requirements to account for certain separate account arrangements as general account arrangements, to establish additional liabilities for certain guaranteed benefits and for products with patterns of cost of insurance charges that result in gains followed by losses in later policy durations from the insurance benefit function, and to defer and amortize sales inducements to contractholders. Upon adoption of the SOP, the Company recognized a cumulative effect of a change in accounting principle of $(10.8) million, before tax or $(7.0) million, net of $3.8 million of income taxes, as of January 1, 2004.

     In 2003, the Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued Statement Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor under Those Instruments" ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The Company adopted DIG B36 on October 1, 2003. The Company has no investment or insurance products that are applicable to require implementation of the guidance, and therefore, the guidance has no impact on the Company's financial position, results of operations or cash flows.


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

     The amortization methodology varies by product type based upon two accounting standards: FAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("FAS No. 60") and FAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments" ("FAS No. 97"). The Company identified an overstatement of DAC/VOBA and unrecognized revenue ("URR") of $4.1 million for RLNY ($4.4 million to VOBA, $0.1 million to DAC, and an

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     offset of $0.4 million to URR), which was amortized off during the first quarter of 2004.

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

     VOBA activity for the three months ended March 31, 2004 was as follows:

     (Millions)
     ----------
     Balance at December 31, 2003                               $     36.5
       Adjustment for FAS No. 115                                      1.4
       Interest accrued at 5% - 7%                                     0.1
       Amortization                                                   (6.1)
                                                              --------------
     Balance at March 31, 2004                                  $     31.9
                                                              ==============

     VOBA activity for the three months ended March 31, 2003 was as follows:

     (Millions)
     ------------
     Balance at December 31, 2002                               $     48.2
       Adjustment for FAS No. 115                                      2.7
       Additions                                                       1.0
       Interest accrued at 5% - 7%                                     0.6
       Amortization                                                   (2.0)
                                                              --------------
     Balance at March 31, 2003                                  $     50.5
                                                              ==============

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

4.   Investments

     Impairments

     During the first three months of 2004, the Company determined that no fixed maturities had other than temporary impairments. During the first three months of 2003, the Company determined that seven fixed maturities had other than temporary impairments. As a result, for the three months ended March 31, 2003, the Company recognized a pre-tax loss of $4.6 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment. The fair value of the remaining impaired fixed maturities at March 31, 2003 was $6.5 million.


5.   Separate Accounts

     Separate Account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractholders who bear the investment risk, subject, in limited cases, to minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such contractholders. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

     Separate Account assets supporting variable options under universal life and annuity contracts are invested, as designated by the policyholder or participant (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) under a contract in shares of mutual funds which are managed by the Company, or in other selected mutual funds not managed by the Company.

     Separate Account assets and liabilities are carried at fair value and shown as separate captions in the Consolidated Balance Sheets. Deposits, investment income and net realized and unrealized capital gains and losses of the Separate Accounts are not reflected in the Consolidated Financial Statements (with the exception of realized and unrealized capital gains and losses on the assets supporting the guaranteed interest option). The Consolidated Statements of Cash Flows do not reflect investment activity of the Separate Accounts.

     Assets and liabilities of separate account arrangements that do not meet the criteria in SOP 03-1 for separate presentation in the Condensed Balance Sheets (those arrangements supporting the guaranteed interest option) were reclassified to the general account on January 1, 2004, in accordance with the SOP 03-1 requirements.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------


6.   Additional Insurance Benefits and Minimum Guarantees

     Under SOP 03-1, the Company calculates additional liabilities ("SOP reserves") for certain guaranteed benefits and for Universal Life products with certain patterns of cost of insurance charges. The SOP reserve recognized for such products is in addition to the liability previously held (the Account Value) and is to recognize the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

     In accordance with the methodology outlined in the SOP, the SOP reserve for life insurance products is calculated using the same assumptions used in the determination of estimated gross profits, according to which, deferred acquisition costs are amortized. RLNY calculates a benefit ratio for each block of business subject to the SOP, and calculates an SOP reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess death benefits during the period. The SOP reserve is accumulated at interest using the contract-credited rate for the period. The calculated reserve includes a provision for Universal Life contracts with patterns of cost of insurance charges that produce expected gains from the insurance benefit function followed by losses from that function in later years.

     The SOP reserve for minimum guaranteed death benefits ("MGDB") is determined each period by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The following assumptions and methodology were used to determine the MGDB SOP reserve at March 31, 2004:

     Area                              Assumptions/Basis for Assumptions
     -----------------------           ----------------------------------------
     Data used                         Based on 101 investment performance
                                         scenarios stratified based on
                                         10,000 random generated scenarios
     Mean investment performance       8.5%
     Volatility                        20.0%
     Mortality                         60.0% of the 90-95 ultimate
                                         mortality table
     Lapse rates                       Vary by contract type and duration;
                                         range between 1.0% and 40.0%
     Discount rates                    6.5%, based on the portfolio earned
                                         rate of the general account

     As of March 31, 2004, the separate account liability for annuities subject to SOP 03-1 due to minimum guaranteed benefits and the additional liability recognized related to minimum guarantees is $190.7 million and $0.3 million, respectively. During the three months ended March 31, 2004, incurred guaranteed benefits and paid guaranteed benefits were $0.0 million. The net amount at risk (net of reinsurance) is $4.0 million, and the weighted average attained age of contractholders is 63, as of March 31, 2004.
                                      12.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The aggregate fair value of assets is $190.7 million of public corporate securities supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of March 31, 2004 are:


7.   Sales Inducements

     Sales inducements represent benefits paid to contractholders that are incremental to the amounts the Company credits on similar contracts and are higher than the contracts expected ongoing crediting rates for periods after the inducement. As of January 1, 2004, such amounts are reported separately on the balance sheet in accordance with SOP 03-01. Prior to 2004, sales inducements were recorded as a component of DAC on the Condensed Balance Sheets. Sales inducements are amortized as a component of benefit expense using methodology and assumptions consistent with those used for amortization of DAC. During the three months ended March 31, 2004, the Company capitalized and amortized $0.1 million of sales inducements. The unamortized balance of capitalized sales inducements as of March 31, 2004 is $0.6 million.


8.   Income Taxes

     The effective tax rates for the three months ended March 31, 2004 and March 31, 2003, were 34.9% and 34.7%, respectively. These rates approximate the federal income tax rate of 35.0%.


9.   Commitments and Contingent Liabilities

     Commitments

     Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. The Company makes investments in limited partnerships on a subscription basis. At March 31, 2004 and December 31, 2003, the Company had off-balance sheet commitments to purchase investments equal to the fair value of $24.6 million and $28.9 million, respectively.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

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

Item 2. Management's Narrative Analysis of the Results of Operations and Financial Condition

          Overview

          The following narrative analysis of the results of operations and financial condition presents a review of the ReliaStar Life Insurance Company of New York ("RLNY", or the "Company") as of March 31, 2004 and December 31, 2003 and for the three month periods ended March 31, 2004 and 2003. This review should be read in conjunction with the condensed financial statements and other data presented herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2003 Annual Report on Form 10-K.

          Nature of Business

          The Company is principally engaged in the business of providing life insurance and related financial services products. The Company provides and distributes individual life insurance and annuities, employee benefit products and services and retirement plans.

          Recently Adopted Accounting Standards

          The Company adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities. In addition, the SOP requires additional liabilities be established for certain guaranteed death benefits and for products with certain patterns of cost of insurance charges, and that sales inducements provided to contractholders be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

          The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP's requirements to account for certain separate account arrangements as general account arrangements, to establish additional liabilities for certain guaranteed benefits and for products with patterns of cost of insurance charges that result in losses in later policy durations from the insurance benefit function, and to defer and amortize sales inducements to contractholders. Upon adoption of the SOP, the Company recognized a cumulative effect of a change in accounting principle of $(10.8) million, before taxes, or $(7.0) million, net of $3.8 million of income taxes as of January 1, 2004.

          In 2003, the Derivative Implementation Group ("DIG") responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued Statement Implementation Issue No. B36, "Embedded Derivatives:
          Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor under Those Instruments" ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or total return debt index may be determined to contain embedded derivatives that are required to be bifurcated. The Company adopted DIG B36 on October 1, 2003. The Company has no investment or insurance products that are applicable to require implementation of the guidance, and therefore, the guidance has no impact on the Company's financial position, results of operations or cash flows.

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

          Sales Inducements

          Sales inducements represent benefits paid to contractholders that are incremental to the amounts the Company credits on similar contracts and are higher than the contract's expected ongoing crediting rates for periods after the inducement. Such amounts are reported separately on the balance sheet and are amortized as a component of benefit expense using methodology and assumptions consistent with those used for amortization of DAC.

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

          Results of Operations

          Premiums decreased by $3.3 million for the three months ended March 31, 2004, compared to the same period in 2003. The decrease in premium was primarily attributable to ceding of premiums pursuant to a reinsurance treaty; discontinuance of new sales and voluntary lapses resulting from rate increases with respect to the payroll deduct cancer product also contributed to the decrease in premiums.

          Fee income for the three months ended March 31, 2004 decreased by $0.2 million compared to the same periods in 2003. The variance is comparable to the same period of 2003.

          Net investment income for the three months ended March 31, 2004 increased by $1.1 million compared to the same periods in 2003. This variance is comparable to the same period of 2003.

          Net realized capital gains for the three months ended March 31, 2004, increased by $5.7 million compared to the same period in 2003. Net realized gains results from sales of fixed maturity investments having a fair value greater than book value. Additionally, the Company experienced no impairments for the three months ended March 31, 2004, compared to $4.6 million in impairments for the same period in 2003.

          Other income for the three months ended March 31, 2004, decreased by $0.1 million compared to the same periods in 2003. This variance is comparable to the same period of 2003.

          Interest credited and other benefits to the policyholders for the three months ended March 31, 2004, decreased by $1.7 million compared to the same periods in 2003. This variance is comparable to the same period of 2003.

          Commissions expense for the three months ended March 31, 2004 decreased by $0.8 million compared to the same period in 2003. This variance is primarily due to a decrease in life insurance sales in the first quarter of 2004 compared to the first quarter of 2003 causing commissions to also decrease. The variance is slightly offset by an increase in commission expense due to an increase in variable annuity sales.

          Policy acquisition cost deferred for the three months ended March 31, 2004 decreased by $4.1 million compared to the same period in 2003. Sales on interest sensitive life business for the three months ended March 31, 2004, are down approximately 50% from the same period in 2003. This decrease in sales led to lower policy acquisition deferrals for that block of business.

          General expenses for the three months ended March 31, 2004 decreased by $0.3 million compared to the same period in 2003. General expenses for the three months ended March 31, 2003, is comparable to the same period of 2003.

          Amortization of deferred policy acquisition costs and value of business acquired for the three months ended March 31, 2004, increased by $1.4 million compared to the same period in 2003. Amortization of long-duration products is recorded in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality, lapse, premium persistency, expenses, and asset growth. The increase in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

          The cumulative effect of the change in accounting principle for the three months ended March 31, 2004, was $(7.0) million, net of tax, due to the implementation of SOP 03-1.

          Net income decreased by $6.7 million for the three months ended March 31, 2004, compared to the three months ended March 31, 2003. The decrease is attributable primarily to the cumulative effect of the change in accounting principle due to the implementation of SOP 03-1. Other significant fluctuations were on increased net realized capital gains offset by a decrease in deferred policy acquisition cost.

          Financial Condition

          Investments

          Fixed Maturities

          At March 31, 2004 and December 31, 2003, the Company's carrying value of available for sale fixed maturities including securities pledged to creditors (hereinafter referred to as "total fixed maturities") represented 84.9% and 84.5%, respectively, of the total invested assets for both periods. Total fixed maturities reflected net unrealized capital gains of $96.8 million and $75.2 million at March 31, 2004 and December 31, 2003, respectively.

          It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ at March 31, 2004 and December 31, 2003, respectively.

          Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

          The percentage of total fixed maturities by quality rating category is as follows:

                                            March 31,             December 31,
                                              2004                    2003
                                         -------------           -------------
          AAA                                  39.9 %                 39.2 %
          AA                                    4.9                    5.7
          A                                    22.9                   22.3
          BBB                                  26.8                   26.9
          BB                                    4.6                    4.9
          B and below                           0.9                    1.0
                                         --------------          -------------
          Total                               100.0 %                100.0 %
                                         ==============          =============

          The percentage of total fixed maturities by market sector is as follows:

                                            March 31,            December 31,
                                              2004                   2003
                                         --------------          -------------
          U.S. Corporate                       51.8 %                 53.0 %
          Residential Mortgaged-Backed         23.6                   23.4
          U.S. Treasuries/Agencies              1.8                    0.5
          Foreign (1)                           9.5                   10.1
          Commercial/Multifamily
            Mortgage-Backed                     6.5                    6.7
          Asset-Backed                          6.8                    6.3
                                         --------------          -------------
          Total                               100.0 %                100.0 %
                                         ==============          =============

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

          Liquidity and Capital Resources

          Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities. The Company's principal sources of liquidity are premiums, product charges, investment income, maturing investments, proceeds from debt issuance, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, investment purchases and replacement of debt, as well as withdrawals and surrenders.

          The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term requirements. The Company maintains a $103.8 million reciprocal loan agreement with ING AIH, a perpetual $30.0 million revolving note facility with Bank of New York and a $30.0 million revolving note facilities with SunTrust Bank, which expires on July 30, 2004. Management believes that these sources of liquidity are adequate to meet the Company's short-term cash obligations.

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

          The impact on the tax position of the Company's products cannot be predicted.

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

          As with many financial services companies, the Company's affiliates have received requests for information from various governmental and self-regulatory agencies in connection with investigations related to trading in investment company shares. In each case, full cooperation and responses are being provided. The Company is also reviewing its policies and procedures in this area.


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



                               RELIASTAR LIFE INSURANCE COMPANY
                                 OF NEW YORK

                                           (Registrant)

 May 14, 2004                  By /s/ David A. Wheat
    (Date)                        ----------------------------------------------
                                      David A. Wheat
                                      Director, Senior Vice President and
                                        Chief Financial Officer

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


Date:    May 14, 2004

By       /s/ David A. Wheat
         _____________________________________________
         David A. Wheat
         Director, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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


Date     May 14, 2004

By       /s/ James R. Gelder
         -------------------------------------------------------------
             James R. Gelder
             Director, President and Chief Executive Officer
            (Duly Authorized Officer and Principal Executive Officer)

                                                                    Exhibit 32.1


                                  CERTIFICATION

Pursuant to 18 U.S.C. ss.1350, the undersigned officer of ReliaStar Life Insurance Company of New York (the "Company") hereby certifies that, to the officer's knowledge, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  May 14, 2004                 By /s/ David A. Wheat
------------------                ----------------------------------------------
      (Date)                          David A. Wheat
                                      Director, Senior Vice President and
                                      Chief Financial Officer

                                                                    Exhibit 32.2


                                  CERTIFICATION

Pursuant to 18 U.S.C. ss.1350, the undersigned officer of ReliaStar Life Insurance Company of New York (the "Company") hereby certifies that, to the officer's knowledge, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  May 14, 2004                 By /s/ James R. Gelder
------------------                ----------------------------------------------
     (Date)                           James R. Gelder
                                      Director, President and
                                          Chief Executive Officer