Form 10-Q
period 2004-06-30
RELIASTAR LIFE INSURANCE CO OF NEW YORK
filed 2004-08-12
CIK 1163710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004
                                    -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________  to


     Commission file number: 333-114338
                             ----------


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

Registrant's telephone number, including area code (516)682-8700
                                                   -------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,377,863 shares of Common Stock as of August 12, 2004, all of which were directly owned by ReliaStar Life Insurance Company.

NOTE: WHEREAS RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)
                  Form 10-Q for the period ended June 30, 2004


                                      INDEX
                                                                          PAGE
                                                                          ----

PART I.     FINANCIAL INFORMATION  (Unaudited)

Item 1.     Financial Statements:

              Condensed Statements of Income                                3
              Condensed Balance Sheets                                      4
              Condensed Statements of Changes in Shareholder's Equity       6
              Condensed Statements of Cash Flows                            7
              Notes to Condensed Financial Statements                       8

Item 2.     Management's Narrative Analysis of the Results of
              Operations and Financial Condition                           18

Item 4.     Controls and Procedures                                        27

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              28

Item 6.     Exhibits and Reports on Form 8-K                               28

Signatures                                                                 29

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)


PART I.    FINANCIAL INFORMATION (UNAUDITED)

Item 1.    Financial Statements


                         Condensed Statements of Income
                                   (Unaudited)
                                   (Millions)



                                                             Three months ended June 30,       Six months ended June 30,
                                                                2004              2003             2004           2003
                                                            -------------------------------  -------------------------------
Revenue:
  Premiums                                                  $     15.0        $    16.8     $       31.1      $     36.2
  Fee income                                                      23.9             22.7             48.3            47.3
  Net investment income                                           30.2             33.1             60.3            62.1
  Net realized capital (losses) gains                             (0.3)             6.3              5.2             6.1
  Other income (loss)                                              0.2             (0.2)             2.0             1.7
                                                            -------------------------------  -------------------------------
Total revenue                                                     69.0             78.7            146.9           153.4
                                                            -------------------------------  -------------------------------
Benefits, losses and expenses:
  Benefits:
    Interest credited and other benefits to policyholders         45.0             37.4             87.6            81.7
  Underwriting, acquisition, and insurance expenses:
    Commissions                                                    6.3              7.2             12.9            14.6
    General expenses                                              12.8              9.1             23.5            20.1
    Policy acquisition costs deferred                             (4.0)            (7.7)            (8.9)          (16.7)
  Amortization of deferred policy acquisition costs
    and value of business acquired                                 8.0              7.9             13.4            11.9
                                                            -------------------------------  -------------------------------
Total benefits, losses and expenses                               68.1             53.9            128.5           111.6
                                                            -------------------------------  -------------------------------
Income before income taxes and cumulative
 effect of change in accounting principle                          0.9             24.8             18.4            41.8

Income tax expense                                                 0.3              8.7              6.4            14.6
                                                            -------------------------------  -------------------------------
Income before cumulative effect of change in
  accounting principle                                             0.6             16.1             12.0            27.2

Cumulative effect of change in accounting principle                  -                -             (7.0)              -
                                                            -------------------------------  -------------------------------
Net income                                                  $      0.6         $   16.1      $       5.0       $    27.2
                                                            ===============================  ===============================

   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)

                            Condensed Balance Sheets
                          (Millions, except share data)



                                                                                       June 30,         December 31,
                                                                                         2004               2003
                                                                                 ------------------ ------------------
                                                                                     (Unaudited)
Assets
Investments:
  Fixed maturities, available for sale, at fair value
    (amortized cost of $1,562.2 at 2004 and $1,642.8 at 2003)                    $       1,593.7    $       1,718.0
  Equity securities, at fair value:
    Common stock (cost of $4.4 at 2004 and 2003)                                             4.6                4.2
    Investment in mutual funds                                                               2.5                2.5
  Mortgage loans on real estate                                                            208.2              209.7
  Policy loans                                                                              88.6               86.6
  Short-term investments                                                                       -                0.2
  Other investments                                                                         13.5               12.8
  Securities pledged under securities lending agreement (amortized
    cost of $149.8 at 2004 and $1.9 at 2003)                                               150.0                1.9
                                                                                 ------------------ ------------------
Total investments                                                                        2,061.1            2,035.9

Cash and cash equivalents                                                                   38.0               10.4
Short-term investments under securities loan agreement                                     154.3                1.9
Accrued investment income                                                                   18.7               18.9
Due from affiliates                                                                            -               13.1
Premium receivable                                                                           8.7                9.6
Reinsurance recoverable                                                                     78.2               58.2
Deferred policy acquisition costs                                                           80.3               74.6
Value of business acquired                                                                  35.6               36.5
Sales inducements to contractholders                                                         1.0                  -
Current income taxes                                                                         1.2                  -
Deferred income taxes                                                                       39.4                7.1
Receivable for securities sold                                                                 -               20.2
Other assets                                                                                 7.7               10.2
Assets held in separate accounts                                                           542.6              520.6
                                                                                 ------------------ ------------------
Total assets                                                                     $       3,066.8    $       2,817.2
                                                                                 ================== ==================


   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)

                            Condensed Balance Sheets
                          (Millions, except share data)


                                                                                       June 30,         December 31,
                                                                                         2004               2003
                                                                                 ------------------ ------------------
Liabilities and Shareholder's Equity
Policy liabilities and accruals:
  Future policy benefits and claims' reserves                                     $      1,677.4    $       1,614.3
  Unearned premiums                                                                          0.3                0.3
  Other policy claims and benefits payable                                                  54.5               37.4
  Other policyholder's funds                                                                24.5               25.3
                                                                                 ------------------ ------------------
Total liabilities and accruals                                                           1,756.7            1,677.3
Due to affiliates                                                                            7.7                  -
Borrowed money                                                                             109.6              101.5
Note payable                                                                                11.7                  -
Payable under securities loan agreement                                                    154.3                1.9
Payables for securities purchased                                                           19.1                  -
Current income taxes                                                                           -                3.7
Other liabilities                                                                           39.8               57.6
Liabilities related to separate accounts                                                   542.6              520.6
                                                                                 -----------------  -----------------
Total liabilities                                                                        2,641.5            2,362.6
                                                                                 -----------------  -----------------
Shareholder's equity
  Common stock (1,377,863 shares authorized, issued and
    outstanding; $2.00 per share par value)                                                  2.8                2.8
  Additional paid-in capital                                                             1,186.5            1,200.1
  Accumulated other comprehensive income                                                    15.1               35.8
  Retained deficit                                                                        (779.1)            (784.1)
                                                                                 -----------------  -----------------
Total shareholder's equity                                                                 425.3              454.6
                                                                                 -----------------  -----------------
Total liabilities and shareholder's equity                                       $       3,066.8    $       2,817.2
                                                                                 =================  =================


   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)

             Condensed Statements of Changes in Shareholder's Equity
                                   (Unaudited)
                                   (Millions)



                                                                                        Six months ended June 30,
                                                                                         2004              2003
                                                                                 ------------------ ------------------
Shareholder's equity, beginning of period                                        $        454.6     $       425.8
Comprehensive income:
  Net income                                                                                5.0              27.2
  Other comprehensive income net of tax:
    Unrealized gain (loss) on securities ($(31.8) and $21.7,
      pretax year to date)                                                                (20.7)             13.9
                                                                                 ------------------ ------------------
Total comprehensive income                                                                (15.7)             41.3
Dividends paid                                                                            (13.6)            (12.5)
                                                                                 ------------------ ------------------
Shareholder's equity, end of period                                              $        425.3     $       454.4
                                                                                 ================== ==================


   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)


                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (Millions)


                                                                                       Six months ended June 30,
                                                                                         2004             2003
                                                                                 ------------------ ------------------
Net cash provided by operating activities                                        $          49.1    $          33.1
Cash flows from investing activities
   Proceeds from the sale, maturity, or redemption of:
     Fixed maturities, available for sale                                                1,321.8            1,471.3
     Mortgage loans on real estate                                                          14.5               16.4
     Short-term investments                                                                130.5            1,062.5
   Acquisition of investments:
     Fixed maturities, available for sale                                               (1,377.1)          (1,560.1)
     Equity securities                                                                      (0.2)              (0.2)
     Mortgage loans on real estate                                                         (12.8)                 -
     Short-term investments                                                               (130.3)          (1.099.1)
     Policy loans                                                                           (2.0)                 -
   Other                                                                                       -               (2.7)
                                                                                 ------------------ ------------------
Net cash used in investing activities                                                      (55.6)            (111.9)
                                                                                 ------------------ ------------------
Cash flows from financing activities
  Deposits and interest credited for investment contracts                                   79.6               28.5
  Maturities and withdrawals from insurance and investment contracts                       (51.7)             (23.9)
  Borrowed money                                                                            19.8               87.1
  Intercompany dividends                                                                   (13.6)             (12.5)
                                                                                 ------------------ ------------------
Net cash provided by financing activities                                                   34.1               79.2
                                                                                 ------------------ ------------------
Net increase in cash and cash equivalents                                                   27.6                0.4
Cash and cash equivalents, beginning of period                                              10.4                2.4
                                                                                 ------------------ ------------------
Cash and cash equivalents, end of period                                         $          38.0    $           2.8
                                                                                 ================== ==================

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

     The condensed financial statements and notes as of June 30, 2004 and December 31, 2003 and for the three and six-month periods ended June 30, 2004 and 2003 ("interim periods") have been prepared in accordance with U.S. generally accepted accounting principles and are unaudited. The condensed financial statements reflect all normal recurring adjustments, which are, in the opinion of the management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company's 2003 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. Certain reclassifications have been made to 2003 financial information to conform to the 2004 presentation.

     The Company primarily conducts its business through one operating segment, U.S. Financial Services ("USFS"), and all revenue reported by the Company is predominantly derived from external customers.


2.   Recently Adopted Accounting Standards

     Accounting   and   Reporting   by   Insurance   Enterprises   for   Certain
     Nontraditional Long-Duration Contracts and for Separate Accounts

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

     The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments

     In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," adopting a three-step impairment model for securities within its scope. The three-step model is to be applied on a security-by-security basis as follows:

     Step 1: Determine whether an investment is impaired. An investment is impaired if its fair value of the investment is less than its cost basis.
     Step 2:  Evaluate whether an impairment is other-than-temporary.
     Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value.

     The Company included this three-step model in the impairment evaluation for the quarter ended June 30, 2004. This guidance resulted in no additional impairments for the Company.

     Earlier consensus reached by the EITF on this issue required that certain quantitative and qualitative disclosures be made for unrealized losses on debt and equity securities that have not been recognized as other-than-temporary impairments. These disclosures were adopted by the Company, effective December 31, 2003, and included in the Investments footnote of the Notes to Consolidated Financial Statements included in the Company's 2003 Form 10-K. In addition to the disclosure requirements adopted by the Company effective December 31, 2003, the final consensus of EITF 03-01 reached in March 2004 included additional disclosure requirements that are effective for fiscal years ending after June 15, 2004.

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


3.   New Accounting Pronouncements

     The implementation of the American Institute of Certified Public Accountants ("AICPA") SOP 03-01, "Accounting and Reporting by Insurance Enterprises for certain Nontraditional Long-Duration Contracts and for Separate Accounts," has raised questions regarding the interpretation of the requirements of SFAS No. 97, concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, in June of 2004 the Financial Accounting Standards Board ("FASB") issued FSP FAS 97-1, "Situations in which paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability." FSP FAS 97-1 outlines that SFAS No. 97 is clear in its intent and language, and requires the recognition of an unearned revenue liability for amounts that have been assessed to compensate insurers for services provided over future periods. The requirement of SOP 03-01 is not intended to amend or limit the requirement of SFAS No. 97 to recognize a liability for unearned revenue only to those situations where profits are expect to be followed by a loss. The guidance contained in FSP FAS 97-1 is effective for financial statements with fiscal periods beginning subsequent to July 18, 2004. The Company is currently evaluating the impact of FSP FAS 97-1 and related accounting guidance and anticipates a potential increase in the (net) liability established under SOP 03-01 in future accounting periods.

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

     The amortization methodology varies by product type based upon two accounting standards: FAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("FAS No. 60") and FAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments" ("FAS No. 97"). The Company identified an overstatement of DAC/VOBA and unearned revenue ("URR") of $4.1 million for RLNY ($4.4 million to VOBA, $0.1 million to DAC, and an offset of $0.4 million to URR), which was amortized off during the first quarter of 2004.

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

     VOBA activity for the six months ended June 30, 2004 was as follows:

     (Millions)
     Balance at December 31, 2003                         $           36.5
       Adjustment for FAS No. 115                                      9.0
       Additions                                                       1.6
       Interest accrued at 4% - 6%                                     1.4
       Amortization                                                  (12.9)
                                                          ------------------
     Balance at June 30, 2003                             $           35.6
                                                          ==================

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     VOBA activity for the six months ended June 30, 2003 was as follows:

     Balance at December 31, 2002                         $           48.2
       Adjustment for FAS No. 115                                     (3.4)
       Additions                                                       5.0
       Interest accrued at 5% - 7%                                     0.5
       Amortization                                                   (4.7)
                                                          ------------------
     Balance at June 30, 2004                             $           45.6
                                                          ==================


5.   Investments

     Impairments

     During the three months ended June 30, 2004, the Company determined that no fixed maturities had other than temporary impairments. During the three months ended June 30, 2003, the Company determined that 3 fixed maturities had other than temporary impairments. As a result, for the three months ended June 30, 2003, the Company recognized a pre-tax loss of $0.2 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment.

     During the six months ended June 30, 2004, the Company determined that no fixed maturities had other than temporary impairments. During the six months ended June 30, 2003, the Company determined that 9 fixed maturities had other than temporary impairments. As a result, for the six months ended June 30, 2003, the Company recognized a pre-tax loss of $4.7 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment.

     The fair value of the remaining impaired fixed maturities at June 30, 2004 and 2003 is $5.3 million and $3.5 million, respectively.


6.   Separate Accounts

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


7.   Additional Insurance Benefits and Minimum Guarantees

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

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The SOP reserve for minimum guaranteed death benefits ("MGDB") is determined each period by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The following assumptions and methodology were used to determine the MGDB SOP reserve at June 30, 2004:

     Area                              Assumptions/Basis for Assumptions
     --------------------------------- -----------------------------------------
     Data used                         Based on 101 investment performance
                                       scenarios stratified based on 10,000
                                       random generated scenarios
     Mean investment performance       8.5%
     Volatility                        18.0%
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

     As of June 30, 2004, the separate account liability for annuities subject to SOP 03-1 due to minimum guaranteed benefits and the additional liability recognized related to minimum guarantees is $194.7 million and $0.3 million, respectively. During the six months ended June 30, 2004, incurred guaranteed benefits and paid guaranteed benefits were $0.0 million. The net amount at risk (net of reinsurance) is $4.0 million, and the weighted average attained age of contractholders is 63, as of June 30, 2004.

     The aggregate fair value of assets is $194.7 million of equity securities (including mutual funds) supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of June 30, 2004.


8.   Sales Inducements

     Sales inducements represent benefits paid to contractholders that are incremental to the amounts the Company credits on similar contracts and are higher than the contracts expected ongoing crediting rates for periods after the inducement. As of January 1, 2004, such amounts are reported separately on the balance sheet in accordance with SOP 03-01. Prior to 2004, sales inducements were recorded as a component of DAC on the Condensed Balance Sheets. Sales inducements are amortized as a component of benefit expense using methodology and assumptions consistent with those used for amortization of DAC. During the three months ended June 30, 2004, the Company capitalized $0.5 and amortized $0.1 million of sales inducements. During the six months ended June 30, 2004, the Company capitalized $0.6 and amortized $0.2 million of sales inducements. The unamortized balance of capitalized sales inducements as of June 30, 2004 is $1.0 million.
                                       14

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

9.   Income Taxes

     The effective tax rates for the three months ended June 30, 2004 and 2003 were 33.3% and 35.1%, respectively. The decrease in effective tax rate resulted from significantly lower pre-tax earnings relative to a minor refuction in the deduction allowed for dividends received.

     The effective tax rates for the six months ended June 30, 2004 and 2003 were 34.8% and 34.9%, respectively, which approximates the federal income tax rate of 35%.


10.  Commitments and Contingent Liabilities

     Commitments

     Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. The Company makes investments in limited partnerships on a subscription basis. At June 30, 2004 and December 31, 2003, the Company had off-balance sheet commitments to purchase investments equal to the fair value of $18.7 million and $28.9 million, respectively.

     Litigation

     The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company's operations or financial position.


11.  Reclassification and Changes to Prior Year Presentation

     During 2004, certain changes were made to the 2003 Income Statement presentation to reflect the correct balances. These changes were properly reflected in the 12 months ended December 31, 2003, in the Form 10-K; however, the 2003 unaudited quarterly data was not updated to reflect such reclassifications. These changes had no impact on net income or net
     shareholder's   equity   of   the   Company.   The   following   summarizes
     thecorrections to each financial statement line item for the first three quarters of 2003 (in millions):

     Three months ended March 31, 2003

                                          Previously                 Restated
                                        reported 2003   Adjustment     2003
     Revenues:
     Premiums                           $      19.9     $   0.5      $ 19.4
     Fee income                                24.9         0.3        24.6
     Net investment income                     28.6        (0.4)       29.0
     Net realized capital gains                (0.2)        0.0        (0.2)
     Other                                      2.0         0.1         1.9
                                        ----------------------------------------
               Total revenue            $      75.2     $   0.5      $ 74.7
                                        ========================================

     Benefits, losses and expenses:
     Interest credited and other
       benefits to policyholders        $      43.8     $  (0.5)     $ 44.3
     General expenses                          10.4         1.0         9.4
     Amortization of DAC/VOBA                   4.0         0.0         4.0
                                        ----------------------------------------
               Total expenses           $      58.2     $   0.5      $ 57.7
                                        ========================================


     Six months ended June 30, 2003

                                         Previously                  Restated
                                        reported 2003   Adjustment     2003
         Revenues:
         Premiums                       $    41.4       $   5.2      $ 36.2
         Fee income                          47.4           0.1        47.3
         Net investment income               62.1           0.0        62.1
         Net realized capital gains           6.1           0.0         6.1
         Other                                4.3           2.6         1.7
                                        ----------------------------------------
               Total revenue            $   161.3       $   7.9      $153.4
                                        ========================================

     Benefits, losses and expenses:
     Interest credited and other
       benefits to policyholders        $    85.9       $   4.2      $ 81.7
     General expenses                        21.7           3.7        18.0
     Amortization of DAC/VOBA                11.9           0.0        11.9
                                        ----------------------------------------
               Total expenses           $   119.5       $   7.9      $111.6
                                        ========================================

     Nine months ended September 30, 2003

                                         Previously                 Restated
                                        reported 2003  Adjustment     2003
     Revenues:
     Premiums                           $    60.3      $  3.8       $  56.5
     Fee income                              69.0        (2.1)         71.1
     Net investment income                   92.1        (1.6)         93.7
     Net realized capital gains               7.1         0.0           7.1
     Other                                    6.1         2.1           4.0
                                        ----------------------------------------
               Total revenue            $   234.6      $  2.2       $ 232.4
                                        ========================================

     Benefits, losses and expenses:
     Interest credited and other
       benefits to policyholders        $   122.9      $ (2.4)      $125.3
     General expenses                        32.8         4.6         28.2
     Amortization of DAC/VOBA                21.7         0.0         21.7
                                        ----------------------------------------
               Total expenses           $   177.4      $  2.2       $175.2
                                        ========================================

Item 2. Management's Narrative Analysis of the Results of Operations and Financial Condition

          Overview

          The following narrative analysis of the results of operations and financial condition presents a review of the ReliaStar Life Insurance Company of New York ("RLNY", or the "Company") as of June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and 2003. This review should be read in conjunction with the condensed financial statements and other data presented herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2003 Annual Report on Form 10-K.

          Nature of Business

          The Company is principally engaged in the business of providing life insurance and related financial services products. The Company provides and distributes individual life insurance and annuities, employee benefit products and services and retirement plans.

          Recently Adopted Accounting Standards

          Accounting  and  Reporting  by  Insurance   Enterprises   for  Certain
          Nontraditional Long-Duration Contracts and for Separate Accounts

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

          The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments

          In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," adopting a three-step impairment model for securities within its scope. The three-step model is to be applied on a security-by-security basis as follows:

          Step 1: Determine whether an investment is impaired. An investment is impaired if its fair value of the investment is less than its cost basis.

          Step 2: Evaluate whether an impairment is other-than-temporary.

          Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value.

          The  Company   included  this  three-step   model  in  the  impairment
          evaluation for the quarter ended June 30, 2004. This guidance resulted in no additional impairments for the Company.

          Earlier consensus reached by the EITF on this issue required that certain quantitative and qualitative disclosures be made for unrealized losses on debt and equity securities that have not been recognized as other-than-temporary impairments. These disclosures were adopted by the Company, effective December 31, 2003, and included in the Investments footnote of the Notes to Consolidated Financial Statements included in the Company's 2003 Form 10-K. In addition to the disclosure requirements adopted by the Company effective December 31, 2003, the final consensus of EITF 03-01 reached in March 2004 included additional disclosure requirements that are effective for fiscal years ending after June 15, 2004.

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

          New Accounting Pronouncements

          The implementation of the American Institute of Certified Public Accountants ("AICPA") SOP 03-01, "Accounting and Reporting by
          Insurance Enterprises for certain Nontraditional Long-Duration Contracts and for Separate Accounts," has raised questions regarding the interpretation of the requirements of SFAS No. 97, concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, in June of 2004 the Financial Accounting Standards Board ("FASB") issued FSP FAS 97-1, "Situations in which paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability." FSP FAS 97-1 outlines that SFAS No. 97 is clear in its intent and language, and requires the recognition of an unearned revenue liability for amounts that have been assessed to compensate insurers for services provided over future periods. The requirement of SOP 03-01 is not intended to amend or limit the requirement of SFAS No. 97 to recognize a liability for unearned revenue only to those situations where profits are expect to be followed by a loss. The guidance contained in FSP FAS 97-1 is effective for financial statements with fiscal periods beginning subsequent to July 18, 2004. The Company is currently evaluating the impact of FSP FAS 97-1 and related accounting guidance and anticipates a potential increase in the (net) liability established under SOP 03-01 in future accounting periods.

          Critical Accounting Policies

          General

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

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

          Results of Operations

          Premiums for the three and six months ended June 30, 2004 decreased by $1.8 million and $5.1 million, respectively, compared to the same periods in 2003. The decrease in premium was primarily attributable to ceding of premiums pursuant to a reinsurance treaty. The discontinuance of new sales and voluntary lapses resulting from rate increases with respect to the payroll deduct cancer product, also contributed to the decrease in premiums.

          Fee income for the three and six months ended June 30, 2004 is comparable to that for the same periods in 2003.

          Net investment income for the three and six months ended June 30, 2004 is comparable to that for the same periods in 2003.

          Net realized capital gains for the three months ended June 30, 2004 decreased by $6.6 million compared to the same period in 2003. The decrease in capital gains is largely due to the interest rate environment. Interest rates increased during the second quarter 2004, resulting in higher net losses and a decrease in net realized capital gains. Net realized capital gains for the six months ended June 30, 2004 decreased by $0.9 million, compared to the same period in 2003. Interest rates decreased during the first quarter 2004 compared to the fourth quarter of 2003, resulting in higher net realized gains during the first quarter of 2004. Additionally, increased interest rates during the second quarter of 2004, caused further decreases for the year to date net realized capital gains.

          Other income for the three and six months ended June 30, 2004 is comparable to that for the same periods in 2003.

          Interest credited and other benefits to the policyholders for the three and six months ended June 30, 2004 increased by $7.6 million and $5.9 million, respectively, compared to the same periods in 2003. This increase is primarily the result of a large claim in the retail life business incurred during the three months ended June 30, 2004. This claim was not reinsured and the Company retained the full effect of the claim.

          Commission expense for the three and six months ended June 30, 2004 decreased by $0.9 million and $1.7 million, respectively, compared to the same periods in 2003. This variance is primarily due to a decrease in life insurance sales during 2004 compared to the same periods in 2003, causing commissions to decrease. This decrease is partially offset by an increase in commission expense due to an increase in variable annuity sales.

          Policy acquisition cost deferred for the three and six months ended June 30, 2004 decreased by $3.7 million and $7.8 million, respectively, compared to the same periods in 2003. Sales on interest sensitive life business for the periods ended June 30, 2004, are down approximately 57% from the same periods 2003. This decrease in sales led to lower policy acquisition deferrals for that block of business.

          General expenses for the three and six months ended June 30, 2004, increased by $3.7 million and $3.4 million, respectively, compared to the same periods in 2003. The unfavorable expense variance is due to staff expenses, allocations from affiliates and lower reinsurance ceding fees.

          Amortization of deferred policy acquisition costs and value of business acquired for the three and six months ended June 30, 2004, increased by $0.1 million and $1.5 million, respectively, compared to the same periods in 2003. Amortization of long-duration products is reflected in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality, lapse, premium persistency, expenses, and asset growth. The increase in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

          The cumulative effect of the change in accounting principle for six months ended June 30, 2004,was a loss of $7.0, net of tax, due to the implementation of SOP 03-1. The change in accounting principle was taken during the first quarter of 2004.

          Net income for the three months ended June 30, 2004, decreased by $15.5 million compared to the same period in 2003. This decrease is primarily due to declines in net investment income and net realized capital gains, as well as increases in interest credited and other benefits to policyholders and general expenses. Net income for the six months ended June 30, 2004, decreased by $22.2 million compared to the same period in 2003. This decrease is attributable to the cumulative effect of the change in accounting principle, to decreased net investment income, and net realized capital gains, as well as increased interest credited and other benefits to policyholders and general expenses.

          Financial Condition

          Investments

          Fixed Maturities

          At June 30, 2004 and December 31, 2003, the Company's carrying value of available for sale fixed maturities including securities pledged under securities lending agreement (hereinafter referred to as "total fixed maturities") represented 84.6% and 84.5%, respectively, of the total invested assets for both periods. Total fixed maturities reflected net unrealized capital gains of $31.6 million and $84.9 million at June 30, 2004 and December 31, 2003, respectively.

          It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- and A+ at June 30, 2004 and December 31, 2003, respectively.

          Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

          The percentage of total fixed maturities by quality rating category is as follows:

                                                      June 30,      December 31,
                                                        2004            2003
                                                   --------------  -------------

          AAA                                          40.9%            39.2%
          AA                                            5.0              5.7
          A                                            22.8             22.3
          BBB                                          26.5             26.9
          BB                                            4.0              4.9
          B and below                                   0.8              1.0
                                                   --------------  -------------
              Total                                   100.0%           100.0%
                                                   ==============  =============

          The percentage of total fixed maturities by market sector is as follows:

                                                      June 30,      December 31,
                                                        2004            2003
                                                   --------------  -------------

          U.S. Corporate                               48.9%            53.0%
          Residential Mortgaged-Backed                 23.6             23.4
          U.S. Treasuries/Agencies                      5.5              0.5
          Foreign (1)                                   8.2             10.1
          Commercial/Multifamily Mortgage-Backed        6.9              6.7
          Asset-backed                                  6.9              6.3
                                                   --------------  -------------
          Total                                       100.0%           100.0%
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

Item 4.   Controls and Procedures

          a) The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

          b) There has not been any change in the internal controls over financial reporting of the Company that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect these internal controls.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation, suits against the Company sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company's operations or financial position.

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

                                  RELIASTAR LIFE INSURANCE COMPANY OF
                                    NEW YORK
                                                 (Registrant)


August 12, 2004                   By:/s/ David A. Wheat
---------------                      -------------------------------------------
    (Date)                               David A. Wheat
                                         Director, Senior Vice President and
                                           Chief Financial Officer

                                                                    Exhibit 31.1

                                  CERTIFICATION

I, David A. Wheat, certify that:

1.   I have  reviewed  this  quarterly  report on ;

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


Date:    August 12, 2004
         ---------------
By
         /s/ David A. Wheat
         -----------------------------------
             David A. Wheat
             Director, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

                                                                    Exhibit 31.2


                                  CERTIFICATION

I, James R. Gelder, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Form 10-Q of ReliaStar Life Insurance Company of New York;

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


Date    August 12, 2004
        ---------------
By
        /s/ James R. Gelder
        -------------------------------------
            James R. Gelder
            Director, President and Chief Executive Officer
            (Duly Authorized Officer and Principal Executive Officer)