Form 10-Q
period 2004-09-30
RELIASTAR LIFE INSURANCE CO OF NEW YORK
filed 2004-11-15
CIK 1163710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004
                                    ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________  to


     Commission file number: 333-114338
                             ----------


                  ReliaStar Life Insurance Company of New York
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                                              53-0242530
--------------------------------------------------------------------------------
State or other jurisdiction                    (IRS employer identification no.)
of incorporation or organization)

1000 Woodbury Road, Suite 208, Woodbury, New York                          11797
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,377,863 shares of Common Stock as of November 12, 2004, all of which were directly owned by ReliaStar Life Insurance Company.

NOTE: WHEREAS RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)
                  Form 10-Q for the period ended September 30, 2004


                                      INDEX
                                                                           PAGE
                                                                           ----

PART I.     FINANCIAL INFORMATION  (Unaudited)

Item 1.     Financial Statements:

              Condensed Statements of Income                                  3
              Condensed Balance Sheets                                        4
              Condensed Statements of Changes in Shareholder's Equity         6
              Condensed Statements of Cash Flows                              7
              Notes to Condensed Financial Statements                         8

Item 2.     Management's Narrative Analysis of the Results of
              Operations and Financial Condition                             18

Item 4.     Controls and Procedures                                          28

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                29

Item 6.     Exhibits                                                         29

Signatures                                                                   31

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)


PART I.       FINANCIAL INFORMATION (UNAUDITED)

Item 1.       Financial Statements


                         Condensed Statements of Income
                                   (Unaudited)
                                   (Millions)



                                                     Three months ended September 30,       Nine months ended September 30,
                                                         2004               2003               2004               2003
                                                   ------------------ -----------------  ------------------ -----------------
Revenue:
    Premiums                                         $         16.7     $        20.3      $         47.8     $        56.5
    Fee income                                                 23.6              23.8                71.9              71.1
    Net investment income                                      32.7              31.6                93.0              93.7
    Net realized capital gains                                  1.3               1.0                 6.5               7.1
    Other income                                                1.3               2.3                 3.3               4.0
                                                   ------------------ -----------------  ------------------ -----------------
Total revenue                                                  75.6              79.0               222.5             232.4
Benefits, losses and expenses:
    Benefits:
      Interest credited and other
        benefits to policyholders                              46.1              43.6               133.7             125.3
      Underwriting, acquisition, and
        insurance expenses:
          Commissions                                           3.8               7.2                16.7              21.8
          General expenses                                     11.0              10.7                34.5              30.8
          Policy acquisition costs deferred                    (2.5)             (7.7)              (11.4)            (24.4)
    Amortization of deferred
      policy acquisition costs and
      value of business acquired                                0.3               9.8                13.7              21.7
                                                   ------------------ -----------------  ------------------ -----------------
Total benefits, losses and expenses                            58.7              63.6               187.2             175.2
                                                   ------------------ -----------------  ------------------ -----------------
Income before income taxes
    and cumulative effect of change
    in accounting principle                                    16.9              15.4                35.3              57.2
Income tax expense                                              5.9               5.3                12.3              19.9
                                                   ------------------ -----------------  ------------------ -----------------
Income before cumulative effect of
    change in accounting principle                             11.0              10.1                23.0              37.3
Cumulative effect of change
    in accounting principle                                       -                 -                (7.0)                -
                                                   ------------------ -----------------  ------------------ -----------------
Net income                                           $         11.0     $        10.1      $         16.0     $        37.3
                                                   ================== =================  ================== =================


   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)

                            Condensed Balance Sheets
                          (Millions, except share data)



                                                                                   September 30,        December 31,
                                                                                       2004                 2003
                                                                                --------------------  ------------------
                                                                                    (Unaudited)
Assets
Investments:
    Fixed maturities, available for sale, at fair value (amortized
      cost of $1,520.9 at 2004 and $1,538.5 at 2003)                              $        1,584.7      $      1,614.2
    Equity securities, available for sale, at fair value:
      Common stock (cost of $0.4 at 2004 and 2003)                                             0.6                 0.2
      Preferred stock (cost of $4.0 at 2004 and 2003)                                          4.0                 4.0
      Investment in mutual fund                                                                2.5                 2.5
    Mortgage loans on real estate                                                            204.6               209.7
    Policy loans                                                                              89.3                86.6
    Short-term investments                                                                       -                 0.2
    Other investments                                                                         18.0                12.8
    Securities pledged (amortized cost of $173.9 at 2004 and $106.2 at 2003)                 173.9               105.7
                                                                                --------------------  ------------------
Total investments                                                                          2,077.6             2,035.9
Cash and cash equivalents                                                                     23.9                10.4
Short-term investments under securities loan agreement                                        75.5                 1.9
Accrued investment income                                                                     18.1                18.9
Due from affiliates                                                                            6.0                13.1
Premium receivable                                                                             7.4                 9.6
Reinsurance recoverable                                                                       85.2                58.2
Deferred policy acquisition costs                                                             81.0                74.6
Value of business acquired                                                                    30.7                36.5
Sales inducements to contractholders                                                           1.1                   -
Deferred income taxes                                                                         29.4                20.2
Receivable for securities sold                                                                16.6                 7.1
Other assets                                                                                   8.4                10.2
Assets held in separate accounts                                                             533.3               520.6
                                                                                --------------------  ------------------
Total assets                                                                      $        2,994.2      $      2,817.2
                                                                                ====================  ==================


   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)

                            Condensed Balance Sheets
                          (Millions, except share data)



                                                                                   September 30,        December 31,
                                                                                       2004                 2003
                                                                                --------------------  ------------------
                                                                                    (Unaudited)

Liabilities and Shareholder's Equity
Policy liabilities and accruals:
    Future policy benefits and claims reserves                                    $         1,701.4     $       1,614.3
    Unearned premiums                                                                           0.3                 0.3
    Other policy claims and benefits payable                                                   55.4                37.4
    Other policyholder's funds                                                                 16.0                25.3
                                                                                --------------------  ------------------
Total liabilities and accruals                                                              1,773.1             1,677.3
Due to affiliates                                                                               4.1                   -
Borrowed money                                                                                100.3               101.5
Dividend payable                                                                                6.8                   -
Note payable                                                                                    0.8                   -
Payable under securities loan agreement                                                        75.5                 1.9
Payables for securities purchased                                                              16.0                   -
Current income taxes                                                                            0.9                 3.7
Other liabilities                                                                              37.2                57.6
Liabilities related to separate accounts                                                      533.3               520.6
                                                                                --------------------  ------------------
Total liabilities                                                                           2,548.0             2,362.6

Shareholder's equity
    Common stock (1,377,863 shares authorized, issued and
      outstanding; $2.00 per share par value)                                                   2.8                 2.8
    Additional paid-in capital                                                              1,179.7             1,200.1
    Accumulated other comprehensive income                                                     31.8                35.8
    Retained deficit                                                                         (768.1)             (784.1)
                                                                                --------------------  ------------------
Total shareholder's equity                                                                    446.2               454.6
                                                                                --------------------  ------------------
Total liabilities and shareholder's equity                                        $         2,994.2     $       2,817.2
                                                                                ====================  ==================


   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)

             Condensed Statements of Changes in Shareholder's Equity
                                   (Unaudited)
                                   (Millions)



                                                                                    Nine months ended September 30,
                                                                                       2004                 2003
                                                                                ------------------   ------------------
Shareholder's equity, beginning of period                                         $        454.6       $        425.8
Comprehensive income:
    Net income                                                                              16.0                 37.3
    Other comprehensive income net of tax:
      Unrealized loss on securities ($(6.2) and $(1.4),
        pretax year to date)                                                                (4.0)                (0.9)
                                                                                ------------------   ------------------
Total comprehensive income                                                                  12.0                 36.4
Dividends paid                                                                             (20.4)               (19.0)
                                                                                ------------------   ------------------
Shareholder's equity, end of period                                               $        446.2       $        443.2
                                                                                ==================   ==================



   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (Millions)



                                                                                    Nine months ended September 30,
                                                                                       2004                 2003
                                                                                ------------------   ------------------


Net cash (used for) provided by operating activities                              $         (8.1)      $         38.8
Cash flows from investing activities
    Proceeds from the sale, maturity, and redemption of:
      Fixed maturities, available for sale                                               2,022.5              2,117.2
      Mortgage loans on real estate                                                         18.2                 21.1
      Short-term investments                                                               533.8              2,212.2
    Acquisition of investments:
      Fixed maturities, available for sale                                              (2,059.9)            (2,226.9)
      Mortgage loans on real estate                                                        (12.8)                (2.7)
      Short-term investments                                                              (533.6)            (2,309.4)
      Policy loans                                                                          (2.7)                (0.6)
    Other                                                                                   (4.5)                (2.4)
                                                                                -------------------  -------------------
Net cash used for investing activities                                                     (39.0)              (191.5)
                                                                                -------------------  -------------------

Cash flows from financing activities
    Deposits and interest credited for investment contracts                                131.1                 31.3
    Maturities and withdrawals from investment contracts                                   (56.5)                (6.9)
    Borrowed money                                                                          (0.4)               173.0
    Intercompany dividends                                                                 (13.6)               (19.0)
                                                                                -------------------  -------------------
Net cash provided by financing activities                                                   60.6                178.4
                                                                                -------------------  -------------------

Net increase in cash and cash equivalents                                                   13.5                 25.7
Cash and cash equivalents, beginning of period                                              10.4                  2.4
                                                                                -------------------  -------------------
Cash and cash equivalents, end of period                                          $         23.9       $         28.1
                                                                                ===================  ===================


   The accompanying notes are an integral part of these financial statements.

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

     The condensed financial statements and notes as of September 30, 2004 and December 31, 2003 and for the three and nine-month periods ended September 30, 2004 and 2003 ("interim periods") have been prepared in accordance with U.S. generally accepted accounting principles and are unaudited. The condensed financial statements reflect all normal recurring adjustments, which are, in the opinion of the management, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company's 2003 Annual Report on Form 10-K. The results of operations for the interim periods may not be considered indicative of results to be expected for the full year. Certain reclassifications have been made to 2003 financial information to conform to the 2004 presentation.

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

     The implementation of SOP 03-1 raised questions regarding the interpretation of the requirements of Financial Accounting Standard ("FAS") No. 97, concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 97-1 ("FSP FAS 97-1"), "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, `Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,' Permit or Require Accrual of an Unearned Revenue Liability," effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004.
     The Company adopted FSP FAS 97-1 on July 1, 2004 and has evaluated the impact of the guidance on whether the Company is required to establish an unearned revenue reserve on its existing and new business. The adoption of FSP FAS 97-1 did not have an impact on the Company's financial position, results of operations or cash flows.

     The Meaning of Other Than Temporary Impairment and its Application to Certain Investments

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments," requiring that a three-step impairment model be applied to securities within its scope. The three-step model is to be applied on a security-by-security basis as follows:

     Step 1: Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its cost basis.

     Step 2: Evaluate whether an impairment is other than temporary.

     Step 3: If the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     On September 30, 2004, the FASB issued FASB Staff Position No. EITF Issue 03-1-1 ("FSP EITF 03-1-1"), "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, `The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,'" which delayed EITF 03-1's original effective date of July 1, 2004 for the paragraphs of the guidance surrounding steps two and three of the impairment model introduced. The delay is in effect until a final consensus can be reached on such guidance. Despite the delay of the implementation of steps two and three, other than temporary impairments are still to be recognized as required by existing guidance.

     Earlier consensus reached by the EITF on this issue required that certain quantitative and qualitative disclosures be made for unrealized losses on debt and equity securities that have not been recognized as other than temporary impairments. These disclosures were adopted by the Company, effective December 31, 2003, and included in the Investments footnote of the Notes to Consolidated Financial Statements included in the Company's December 31, 2003 Form 10-K. In addition to the disclosure requirements adopted by the Company effective December 31, 2003, the final consensus of EITF 03-1 reached in March 2004 included additional disclosure requirements that are effective for annual financial statements for fiscal years ending after June 15, 2004.


3.   New Accounting Pronouncements

     In September 2004, the AICPA issued Technical Practice Aid 6300.05 - 6300.08 "Q&As Related to the Implementation of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "TPA"). The TPA provides additional guidance regarding certain implicit assessments that may be used in testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1. In addition, the TPA provides additional guidance surrounding the allowed level of aggregation of additional liabilities determined under the SOP. The Company is currently evaluating the impact of the TPA on the cumulative effect of a change in accounting principle recognized on January 1, 2004 and anticipates a potential decrease in the net liability established as part of the accounting change. The TPA will be fully implemented during the fourth quarter 2004 and will be reported as a cumulative effect of a change in accounting principle applied retroactively to January 1, 2004.


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

     The amortization methodology varies by product type based upon two accounting standards: FAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("FAS No. 60") and FAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and Realized Gains and Losses from the Sale of Investments" ("FAS No. 97"). The Company identified an overstatement of DAC/VOBA and unearned revenue of $4.1 million for RLNY ($4.4 million to VOBA, $0.1 million to DAC, and an offset of $0.4 million to URR), which was amortized off during the first quarter of 2004.

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

     VOBA activity for the nine months ended September 30, 2004 was as follows:

     (Millions)
     Balance at December 31, 2003                               $          36.5
     Adjustment for FAS No. 115                                             4.0
     Additions                                                              2.4
     Interest accrued at 4% - 6%                                            2.0
     Amortization                                                         (14.2)
                                                               -----------------
     Balance at September 30, 2004                              $          30.7
                                                               =================

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     VOBA activity for the nine months ended September 30, 2003 was as follows:

     (Millions)
     Balance at December 31, 2002                               $          48.2
     Adjustment for FAS No. 115                                             1.3
     Additions                                                              1.0
     Interest accrued at 5% - 7%                                            0.4
     Amortization                                                         (12.0)
                                                               -----------------
     Balance at September 30, 2003                               $         38.9
                                                               =================

5.   Investments

     Impairments

     During the three months ended September 30, 2004, the Company determined that 1 fixed maturity had other than temporary impairments. As a result, for the three months ended September 30, 2004, the Company recognized a pre-tax loss of $0.7 million to reduce the carrying value of the fixed maturity to its fair value at the time of impairment. During the three months ended September 30, 2003, the Company determined that no fixed maturities had other than temporary impairments.

     During the nine months ended September 30, 2004, the Company determined that 1 fixed maturity had other than temporary impairments. As a result, for the nine months ended September 30, 2004, the Company recognized a pre-tax loss of $0.7 million to reduce the carrying value of the fixed maturity to its fair value at the time of impairment. During the nine months ended September 30, 2003, the Company determined that 9 fixed maturities had other than temporary impairments. As a result, for the nine months ended September 30, 2003, the Company recognized a pre-tax loss of $4.8 million to reduce the carrying value of the fixed maturities to their fair value at the time of impairment.

     The fair value of the remaining impaired fixed maturities at September 30, 2004 and 2003 is $7.6 million and $1.9 million, respectively.


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

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

     The SOP reserve for minimum guaranteed death benefits ("MGDB") is determined each period by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The following assumptions and methodology were used to determine the MGDB SOP reserve at September 30, 2004:


               Area                    Assumptions/Basis for Assumptions
     --------------------------        -----------------------------------------
     Data used                         Based on 101 investment performance scenarios
                                       stratified based on 10,000 random generated scenarios
     Mean investment performance       8.5%
     Volatility                        20.0%
     Mortality                         60.0% of the 90-95 ultimate mortality table
     Lapse rates                       Vary by contract type and duration; range between 1.0% and 40.0%
     Discount rates                    6.5%, based on the portfolio earned rate of the general account


     As of September 30, 2004, the separate account liability for annuities subject to SOP 03-1 due to minimum guaranteed benefits and the additional liability recognized related to minimum guarantees is $196.9 million and $0.3 million, respectively. During the nine months ended September 30, 2004, incurred guaranteed benefits and paid guaranteed benefits were $30.0 thousand and $11.0 thousand, respectively. The net amount at risk (net of reinsurance) is $24.5 million, and the weighted average attained age of contractholders is 63, as of September 30, 2004.

     The aggregate fair value of assets is $196.9 million of equity securities (including mutual funds) supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of September 30, 2004.


8.   Sales Inducements

     Sales inducements represent benefits paid to contractholders that are incremental to the amounts the Company credits on similar contracts and are higher than the contracts expected ongoing crediting rates for periods after the inducement. As of January 1, 2004, such amounts are reported separately on the balance sheet in accordance with SOP 03-01. Prior to 2004, sales inducements were recorded as a component of DAC on the Condensed Balance Sheets. Sales inducements are amortized as a component of benefit expense using methodology and assumptions consistent with those used for amortization of DAC. During the three months ended September 30, 2004, the Company capitalized $0.3 million and amortized $0.2 million of sales inducements. During the nine months ended September 30, 2004, the Company capitalized $0.9 million and amortized $0.4 million of sales inducements. The unamortized balance of capitalized sales inducements as of September 30, 2004 is $1.1 million.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

9.   Income Taxes

     The effective  tax rate for both the three months ended  September 30, 2004
     and   September  30,  2003  was  34.9%  and  34.4%,   respectively,   which
     approximates the federal income tax rate of 35%.

     The effective tax rate for both the nine months ended September 30, 2004 and September 30, 2003 was 34.8%, which approximates the federal income tax rate of 35%.


10.  Commitments and Contingent Liabilities

     Commitments

     Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. The Company makes investments in limited partnerships on a subscription basis. At September 30, 2004 and December 31, 2003, the Company had off-balance sheet commitments to purchase investments equal to the fair value of $17.0 million and $28.9 million, respectively.

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

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------

11.  Reclassification and Changes in Prior Year Presentation

     During 2004, certain changes were made to the 2003 Income Statement presentation to conform to present year presentation. These changes were properly reflected in the 12 months ended December 31, 2003, in the Form 10-K; however, the 2003 unaudited quarterly data was not updated to reflect such reclassifications. These changes had no impact on net income or net shareholder's equity of the Company. The following summarizes the changes to each financial statement line item for the first three quarters of 2003 (in millions):


     Three months ended March 31, 2003
                                                              Previously                               Restated
                                                             reported 2003        Adjustment             2003
                                                          -----------------  -----------------   -----------------
     Revenues:
     Premiums                                              $          19.9     $          0.5      $         19.4
     Fee income                                                       24.9                0.3                24.6
     Net investment income                                            28.6               (0.4)               29.0
     Net realized capital losses                                      (0.2)               0.0                (0.2)
     Other                                                             2.0                0.1                 1.9
                                                          -----------------  -----------------   -----------------
        Total revenue                                      $          75.2     $          0.5      $         74.7
                                                          =================  =================   =================

     Benefits, losses and expenses:
     Interest credited and other
       benefits to policyholders                           $          43.8     $         (0.5)     $         44.3
     General expenses                                                 10.4                1.0                 9.4
     Amortization of DAC/VOBA                                          4.0                0.0                 4.0
                                                          -----------------  -----------------   -----------------
        Total expenses                                     $          58.2     $          0.5      $         57.7
                                                          =================  =================   =================


ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
--------------------------------------------------------------------------------


     Six months ended June 30, 2003
                                                              Previously                               Restated
                                                             reported 2003        Adjustment             2003
                                                          -----------------  -----------------   -----------------
     Revenues:
     Premiums                                              $          41.4     $          5.2       $        36.2
     Fee income                                                       47.4                0.1                47.3
     Net investment income                                            62.1                0.0                62.1
     Net realized capital gains                                        6.1                0.0                 6.1
     Other                                                             4.3                2.6                 1.7
                                                          -----------------  -----------------   -----------------
        Total revenue                                      $         161.3     $          7.9       $       153.4
                                                          =================  =================   =================

     Benefits, losses and expenses:
     Interest credited and other
       benefits to policyholders                           $          85.9     $          4.2      $         81.7
     General expenses                                                 21.7                3.7                18.0
     Amortization of DAC/VOBA                                         11.9                0.0                11.9
                                                          -----------------  -----------------   -----------------
         Total expenses                                    $         119.5     $          7.9      $        111.6
                                                          =================  =================   =================


     Nine months ended September 30, 2003
                                                              Previously                               Restated
                                                             reported 2003        Adjustment             2003
                                                          -----------------  -----------------   -----------------
     Revenues:
     Premiums                                              $          60.3     $          3.8      $         56.5
     Fee income                                                       69.0               (2.1)               71.1
     Net investment income                                            92.1               (1.6)               93.7
     Net realized capital gains                                        7.1                0.0                 7.1
     Other                                                             6.1                2.1                 4.0
                                                          -----------------  -----------------   -----------------
         Total revenue                                     $         234.6     $          2.2      $        232.4
                                                          =================  =================   =================

     Benefits, losses and expenses:
     Interest credited and other
       benefits to policyholders                           $         122.9     $         (2.4)     $        125.3
     General expenses                                                 32.8                4.6                28.2
     Amortization of DAC/VOBA                                         21.7                0.0                21.7
                                                          -----------------  -----------------   -----------------
         Total expenses                                    $         177.4     $          2.2      $        175.2
                                                          =================  =================   =================


Item 2. Management's Narrative Analysis of the Results of Operations and Financial Condition

          Overview

          The following narrative analysis of the results of operations and financial condition presents a review of the ReliaStar Life Insurance Company of New York ("RLNY", or the "Company") as of September 30, 2004 and December 31, 2003 and for the three and nine month periods ended September 30, 2004 and September 30, 2003. This review should be read in conjunction with the condensed financial statements and other data presented herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section contained in the Company's 2003 Annual Report on Form 10-K.

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

          The implementation of SOP 03-1 raised questions regarding the interpretation of the requirements of Financial Accounting Standard ("FAS") No. 97, concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 97-1 ("FSP FAS 97-1"), "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, `Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,' Permit or Require Accrual of an Unearned Revenue Liability," effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004. The Company adopted FSP FAS 97-1 on July 1, 2004 and has evaluated the impact of the guidance on whether the Company is required to establish an unearned revenue reserve on its existing and new business. The adoption of FSP FAS 97-1 did not have an impact on the Company's financial position, results of operations or cash flows.

          The Meaning of Other Than Temporary Impairment and its Application to Certain Investments

          In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments," requiring that a three-step impairment model be applied to securities within its scope. The three-step model is to be applied on a security-by-security basis as follows:

          Step 1: Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its cost basis.

          Step 2: Evaluate whether an impairment is other than temporary.

          Step 3: If the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value.

          On September 30, 2004, the FASB issued FASB Staff Position No. EITF Issue 03-1-1 ("FSP EITF 03-1-1"), "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, `The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,'" which delayed EITF 03-1's original effective date of July 1, 2004 for the paragraphs of the guidance surrounding steps two and three of the impairment model introduced. The delay is in effect until a final consensus can be reached on such guidance. Despite the delay of the implementation of steps two and three, other than temporary impairments are still to be recognized as required by existing guidance.

          Earlier consensus reached by the EITF on this issue required that certain quantitative and qualitative disclosures be made for unrealized losses on debt and equity securities that have not been recognized as other than temporary impairments. These disclosures were adopted by the Company, effective December 31, 2003, and included in the Investments footnote of the Notes to Consolidated Financial Statements included in the Company's December 31, 2003 Form 10-K. In addition to the disclosure requirements adopted by the Company effective December 31, 2003, the final consensus of EITF 03-1 reached in March 2004 included additional disclosure requirements that are effective for annual financial statements for fiscal years ending after June 15, 2004.

          New Accounting Pronouncements

          In September 2004, the AICPA issued Technical Practice Aid 6300.05 - 6300.08 "Q&As Related to the Implementation of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "TPA"). The TPA provides additional guidance regarding certain implicit assessments that may be used in testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1. In addition, the TPA provides additional guidance surrounding the allowed level of aggregation of additional liabilities determined under the SOP. The Company is currently evaluating the impact of the TPA on the cumulative effect of a change in accounting principle recognized on January 1, 2004 and anticipates a potential decrease in the net liability established as part of the accounting change. The TPA will be fully implemented during the fourth quarter 2004 and will be reported as a cumulative effect of a change in accounting principle applied retroactively to January 1, 2004.

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

          Results of Operations

          Premiums for the three and nine months ended September 30, 2004 decreased by $3.6 million and $8.7 million, respectively, compared to the same periods in 2003. The decrease in premium was primarily attributable to ceding of premiums pursuant to a reinsurance treaty. The discontinuance of new sales and voluntary lapses resulting from rate increases with respect to the payroll deduct cancer product, also contributed to the decrease in premiums.

          Fee income for the three and nine months ended September 30, 2004 is comparable to that for the same periods in 2003.

          Net investment income for the three and nine months ended September 30, 2004 is comparable to that for the same periods in 2003.

          Net realized capital gains for the three months ended September 30, 2004 increased by $0.3 million is comparable to the same period in 2003. Net realized capital gains decreased $0.6 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to a decrease in the year-to-date average interest rate. A year-to-date average interest rate measurement is analyzed when interest rates do not show either a steady increase or decrease within a period of time. In a declining rate environment, the market value of fixed maturities held in the Company's portfolio increases, assuming no credit deterioration. In a rising rate environment, the market value of fixed maturities held decreases. The fluctuations in net realized gains reflect the impact of the interest rate environment on the overall sale of fixed maturities during the respective time periods.

          Other income for the three and nine months ended September 30, 2004 is comparable to that for the same periods in 2003.

          Interest credited and other benefits to the policyholders for the three months ended September 30, 2004 increased by $2.5 million compared to the same period in 2003. This increase is the result of higher future policy benefits and claim reserve. Interest credited and other benefits to the policyholders for the nine months ended
          September 30, 2004 increased by $8.4 million compared to the same period in 2003. This increase is primarily the result of a large claim in the retail life business incurred during 2004.

          Commission expense for the three and nine months ended September 30, 2004 decreased by $3.4 million and $5.1 million, respectively, compared to the same periods in 2003. This variance is primarily due to a decrease in life insurance sales during 2004 compared to the same periods in 2003, causing commissions to decrease. This decrease is partially offset by an increase in commission expense due to an increase in variable annuity sales.

          Policy acquisition cost deferred for the three and nine months ended September 30, 2004 decreased by $5.2 million and $13.0 million, respectively, compared to the same periods in 2003. Sales on interest sensitive life business for the periods ended September 30, 2004, are down approximately 60% from the same periods 2003. This decrease in sales led to lower policy acquisition deferrals for that block of business.

          General expenses for the three and nine months ended September 30, 2004, increased by $0.3 million and $3.7 million, respectively, compared to the same periods in 2003. The unfavorable expense variance is due to staff expenses, allocations from affiliates and lower reinsurance ceding fees.

          Amortization of deferred policy acquisition costs and value of business acquired for the three and nine months ended September 30, 2004, decreased by $9.5 million and $8.0 million, respectively, compared to the same periods in 2003. Amortization of long-duration products is reflected in proportion to actual and estimated future gross profits. Estimated gross profits are computed based on underlying assumptions related to the underlying contracts, including but not limited to interest margins, mortality, lapse, premium persistency, expenses, and asset growth. The decrease in the amortization of deferred policy acquisition costs and value of insurance acquired reflects the impact of these variables on the overall book of business.

          The cumulative effect of the change in accounting principle for nine months ended September 30, 2004, was a charge of $7.0 million, net of tax, due to the implementation of SOP 03-1, which was adopted during the first quarter of 2004.

          Net income for the three months ended September 30, 2004, increased by $0.9 million compared to the same period in 2003. This increase is primarily due to decreased amortization of deferred acquisition cost. Net income for the nine months ended September 30, 2004, decreased by $21.3 million compared to the same period in 2003. This decrease is attributable to the cumulative effect of the change in accounting principle, to decreased net investment income and net realized capital gains, as well as increased interest credited and other benefits to policyholders and general expenses.

          Financial Condition

          Investments

          Fixed Maturities

          At September 30, 2004 and December 31, 2003, the Company's carrying value of available for sale fixed maturities including securities pledged under securities lending agreement (hereinafter referred to as "total fixed maturities") represented 84.6% and 84.5%, respectively, of the total invested assets for both periods. Total fixed maturities reflected net unrealized capital gains of $63.8 million and $84.9 million at September 30, 2004 and December 31, 2003, respectively.

          It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was A+ at September 30, 2004 and December 31, 2003, respectively.

          Fixed maturities rated BBB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

          The percentage of total fixed maturities by quality rating category is as follows:

                                           September 30,         December 31,
                                                2004                 2003
                                         -----------------   ------------------
          AAA                                   39.9 %               39.2 %
          AA                                     4.8                  5.7
          A                                     24.1                 22.3
          BBB                                   26.8                 26.9
          BB                                     3.7                  4.9
          B and below                            0.7                  1.0
                                         -----------------   ------------------
          Total                                100.0 %              100.0 %
                                         =================   ==================

          The percentage of total fixed maturities by market sector is as follows:

                                           September 30,         December 31,
                                                2004                 2003
                                         -----------------   ------------------
          U.S. Corporate                        48.0 %               53.0 %
          Residential Mortgaged-Backed          22.7                 23.4
          U.S. Treasuries/Agencies               3.7                  0.5
          Foreign (1)                           11.7                 10.1
          Commercial/Multifamily
            Mortgage-Backed                      7.0                  6.7
          Asset-Backed                           6.9                  6.3
                                         -----------------   ------------------
          Total                                100.0 %              100.0 %
                                         =================   ==================

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

          The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term requirements. The Company maintains a $103.8 million reciprocal loan agreement with ING America Insurance Holdings Inc., a Delaware corporation and affiliate, a perpetual $30.0 million revolving note facility with Bank of New York and a $30.0 million revolving note facility with SunTrust Bank, which expires on July 30, 2005. Management believes that these sources of liquidity are adequate to meet the Company's short-term cash obligations.

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

          Legislative Initiatives

          The Jobs and Growth Tax Relief Reconciliation Act of 2003, which was enacted in second quarter 2003, may impact the Company. The Act's provisions, which reduce the tax rates on long-term capital gains and corporate dividends, impact the relative competitiveness of the Company's products especially variable annuities.

          On October 22, 2004, the President signed the American Jobs Creation Act of 2004. The act allows tax-free distributions to be made from the Policyholders' Surplus Account in 2005 and 2006. Under prior law, the Company was allowed to defer from taxation a portion of statutory income under certain circumstances. The deferred income was accumulated in the Policyholders' Surplus Account and is taxable only under conditions that management considers to be remote. Therefore, no federal income taxes have been provided on the accumulated balance of $11.3 million as of September 30, 2004. Based on currently available information, the Company anticipates that the new law will permanently eliminate any tax on the accumulated balance of $11.3 million.

          Other legislative proposals under consideration include repealing the estate tax, changing the taxation of products and changing life insurance company taxation. Some of these proposals, if enacted, could have a material effect on life insurance, annuity and other retirement savings product sales. The impact on the Company's products cannot be predicted.

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

          As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various governmental and self-regulatory agencies in connection with investigations of the products and business practices of the financial services industry. In each case, full cooperation has been and is being provided. Reference is made to "Other Regulatory Matters" in Note 12 to the Notes to Financial Statements in Part II, Item 8 of the Company's Form 10-K Annual Report, filed on March 29, 2004 (SEC File No. 333-75938); the Company's Form 8-K/A Current Report filed on September 8, 2004 (SEC File No. 333-75938); and the Company's Form 8-K Current Report filed on October 29, 2004 (SEC File No. 333-75938).


Item 6.   Exhibits

          3.(i)Articles of Incorporation of RLNY, incorporated by reference from
               Exhibit 3 (a) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938).

           (ii)By-laws of RLNY, incorporated by reference from Exhibit 3(b) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938).

          4. Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts)

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

                                   RELIASTAR LIFE INSURANCE COMPANY
                                   OF NEW YORK

                                               (Registrant)


                                   By /s/ David A. Wheat
November 12, 2004                     ------------------------------------------
-----------------                         David A. Wheat
    (Date)                                Director, Senior Vice President and
                                            Chief Financial Officer

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


Date:
         November 12, 2004
         -----------------

By       /s/  David A. Wheat
         -----------------------------------------
              David A. Wheat
              Director, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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


Date
         November 12, 2004
         -----------------

By        /s/  James R. Gelder
          ---------------------------------------
               James R. Gelder
               Director, President and Chief Executive Officer
               (Duly Authorized Officer and Principal Executive Officer)

                                                                    Exhibit 32.1


                                  CERTIFICATION

Pursuant to 18 U.S.C. ss.1350, the undersigned officer of ReliaStar Life Insurance Company of New York (the "Company") hereby certifies that, to the officer's knowledge, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    By /s/  David A. Wheat
November 12, 2004                     -----------------------------------------
-----------------                           David A. Wheat
     (Date)                                 Director, Senior Vice President and
                                              Chief Financial Officer

                                                                    Exhibit 32.2


                                  CERTIFICATION

Pursuant to 18 U.S.C. ss.1350, the undersigned officer of ReliaStar Life Insurance Company of New York (the "Company") hereby certifies that, to the officer's knowledge, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    By /s/ James R. Gelder
November 12, 2004                     -----------------------------------------
-----------------                          James R. Gelder
     (Date)                                Director, President and
                                             Chief Executive Officer