Form 10-K
period 2004-12-31
RELIASTAR LIFE INSURANCE CO OF NEW YORK
filed 2005-03-31
CIK 1163710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
                          -----------------


Commission file number: 333-114338


                  ReliaStar Life Insurance Company of New York
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                                              53-0242530
--------------------------------------------------------------------------------
(State or other jurisdiction of                                   (IRS employer
incorporation or organization)                               identification no.)

1000 Woodbury Road, Suite 208, Woodbury, NY                                11797
--------------------------------------------------------------------------------
 (Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code  (516) 682-8700
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,377,863 shares of Common Stock as of March 29, 2005 all of which were directly owned by ReliaStar Life Insurance Company.

NOTE: WHEREAS RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)
                           Annual Report on Form 10-K
                      For the year ended December 31, 2004


                                TABLE OF CONTENTS

Form 10-K
 Item No.                                                                   Page

                 PART I

Item 1.         Business*                                                     3
Item 2.         Properties*                                                  12
Item 3.         Legal Proceedings                                            13
Item 4.         Submission of Matters to a Vote of Security Holders**        13

                PART II

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters                                          14
Item 6.         Selected Financial Data***                                   15
Item 7.         Management's Narrative Analysis of the Results of
                Operations and Financial Condition*                          16
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk   37
Item 8.         Financial Statements and Supplementary Data                  39
Item 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                     83
Item 9A.        Controls and Procedures                                      83
Item 9B         Other Information                                            83

                PART III

Item 10.        Directors and Executive Officers of the Registrant**         84
Item 11.        Executive Compensation**                                     84
Item 12.        Security Ownership of Certain Beneficial Owners
                and Management**                                             84
Item 13.        Certain Relationships and Related Transactions**             84
Item 14.        Principal Accountant Fees and Services                       85

                PART IV

Item 15.        Exhibits and Financial Statement Schedules                   87
                Index to Financial Statement Schedules                       90
                Signatures                                                   94

*    Item prepared in accordance with General Instruction I(2) of Form 10-K
** Item omitted pursuant to General Instruction I(2) of Form 10-K, except as to Part III, Item 10 with respect to compliance with Sections 406 and 407 of the Sarbanes Oxley Act of 2002
*** Although item may be omitted pursuant to General Instruction I(2) of Form 10-K, the Company has provided certain disclosure under this Item.

                                     PART I

Item 1.        Business
               (Dollar amounts in millions, unless otherwise stated)

               Organization of Business

               ReliaStar Life Insurance Company of New York ("RLNY" or the "Company"), a direct, wholly-owned subsidiary of ReliaStar Life Insurance Company ("ReliaStar Life"), is a stock life insurance company organized under the laws of the State of New York. ReliaStar Life is a wholly-owned subsidiary of Lion Connecticut Holdings Inc. ("Lion"), a Connecticut holding and management company. Lion is an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING".

               Until October 1, 2003, the Company was a wholly-owned subsidiary of Security-Connecticut Life Insurance Company ("Security-Connecticut Life"), a Minnesota domiciled insurance company, which provided financial products and services in the United States. Effective October 1, 2003, Security-Connecticut merged with and into ReliaStar Life.

               On April 1, 2002, ReliaStar Life acquired First Golden American Life Insurance Company of New York ("First Golden"), an affiliated entity, for a purchase price of $27.7 in cash and $0.2 in receivables. The purchase price was based on First Golden's statutory-basis book value per generally accepted accounting principles in the United States ("GAAP"). ReliaStar Life contributed First Golden to Security-Connecticut at GAAP book value. Security-Connecticut contributed First Golden to RLNY, and First Golden was dissolved into RLNY at GAAP book value. The contribution of First Golden to RLNY was recorded as an increase to stockholder's equity of $31.4 which equaled First Golden's April 1, 2002 GAAP book value. Approval for the merger was obtained from the Insurance Departments of the States of New York and Delaware.

               The Company has one operating segment, ING U.S. Financial Services ("USFS").

               Description of Business

               The Company is principally engaged in the business of providing life insurance and related financial services products. The Company provides and distributes individual life insurance and annuities, employee benefits products and services and qualified group annuity contracts that include a variety of funding and payout options for employer sponsored retirement plans qualified under Internal Revenue Code Section 401. The Company's strategy is to offer, principally in the education market, a wide variety of products and services designed to address customers' needs for financial security, especially tax-advantaged savings for retirement and protection in the event of death.

               Individual Life Insurance and Annuities: Products, Principal Markets, and Methods of Distribution

               The Company offers a wide range of individual life insurance products, including term, universal life, second-to-die universal life, variable universal life, as well as fixed and variable annuities through a network of independent agents and financial professionals. These products are marketed to individual customers who prefer to purchase insurance and investment products from a personal financial adviser. These products target middle and upper-income families and niche markets, including U.S. military personnel and small-business owners.

               Variable universal life and fixed universal life insurance products represent a significant portion of the individual life insurance premium volume. Variable universal life insurance policies contain alternative investment options (generally mutual funds) and policy values which will vary based upon the investment returns of the fund(s) selected by the policyholder, while providing certain benefits associated with traditional life insurance, such as death benefits and cash values. Fixed universal life policies provide for guaranteed levels of insurance protection and minimum interest rate guarantees. Interest-sensitive products provide for interest crediting rates which may be adjusted periodically, subject to minimum guaranteed rates as set forth in policyholder contracts. Adjustments are made to the crediting rates on interest-sensitive products based upon a variety of factors, including investment performance, market interest rates, and competitive factors. Profits recognized on interest-sensitive products are affected by mortality experience, the margin between interest rates earned on investments and interest credited to policyholders, as well as capital gains and losses on investments, persistency, and expenses.

               The variable annuity products offered contain alternative investment options (generally mutual funds) and policy values which will vary based upon the investment returns of the fund(s) selected by the contractowner.

               Variable annuities are long-term savings vehicles in which contract owner premiums (purchase payments) are recorded and maintained in sub-accounts within separate accounts established and registered with the Securities and Exchange Commission ("SEC") as a unit investment trust. Variable annuities issued by the Company are a combination of variable and fixed deferred annuity contracts under which some or all of the premiums may be allocated by the contractowner to a fixed account available under the contract.

               The Company discourages premature surrenders of interest-sensitive products through contractual surrender charges and the adjustment of interest crediting rates. The policies and annuities sold contain provisions which allow the contractowner or policyholder to withdraw or surrender their contracts under defined circumstances. These contracts generally contain provisions which apply penalties or otherwise limit the ability of contractowners and policyholders to make such withdrawals or surrenders. The interest rates that the Company might be required to credit under their interest-sensitive insurance products to forestall surrenders, particularly in a time of rapidly rising market interest rates, could have an adverse effect on operating income.

               Individual life insurance business is subject to risks in the event that the Company's mortality experience deviates from the assumptions used in establishing its premium rates.

               Employee Benefit: Products, Principal Markets, and Methods of Distribution

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

               Group term life insurance is marketed to employer groups in the Company's target market. Premiums for these policies are based largely upon the experience of the Company, and in some instances, on the experience of the particular group policyholder. The primary risks related to this line of business include deviations from expected mortality, expenses, and investment income. The Company seeks to control the mortality risk through reinsurance treaties.

               The Company also markets group disability income insurance. This coverage compensates employees for loss of income due to sickness or injury. The profitability of this business is affected by morbidity experience and the investment return on assets supporting the policy reserves.

               The Company markets individual life insurance policies to employees at the worksite and to members of affinity groups. The products delivered to these markets include universal life insurance policies, whole life insurance policies, and individual term life policies.

               The Company also markets medical stop loss coverage to employer sponsors of self-funded employee health benefit plans. Prior to 2003, the Company marketed individual cancer policies to employees at the worksite as well.

               Group Annuities: Products, Principal Markets and Methods of Distribution

               Group annuity contracts may be deferred or immediate (payout annuities). These products include programs offered to qualified plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options.

               Group annuity contracts offered by the Company contain variable and/or fixed investment options. Variable options generally provide for full assumption by the customer of investment risks. Assets supporting variable annuity options are held in Separate

               Accounts that invest in mutual funds managed and/or distributed by RLNY or its affiliates, or managed and/or distributed by unaffiliated entities. Variable Separate Account investment income and realized capital gains and losses are not reflected in the Company's consolidated statements of income. Fixed options are "fully guaranteed". Fully-guaranteed fixed options provide guarantees on investment return, maturity values and, if applicable, benefit payments.

               Although the Company has offered group annuity contracts primarily to small businesses, it is not actively marketing these products. The Company's group annuity products generally were sold through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents and financial planners.

               Geographic Distribution

               The Company operates primarily in the United States and is authorized to conduct business in all 50 states and the District of Columbia.

               Competition

               The businesses in which the Company engages are each highly competitive. The products compete in marketplaces characterized by a large number of competitors with similar products. Competition is based largely upon the crediting rates under the policies, the credit and claims paying ratings of competing insurers, name recognition, the commission structures of competing insurers, and the levels of service afforded distributors. Competing investment opportunities are also made available by mutual funds, banks, and other financial intermediaries, many of which have greater resources than the Company. The products are not generally eligible for legal protection from being copied by others, and capital is the most significant barrier to entry by new competitors.

               Group life insurance is a homogeneous product sold in a highly competitive market. The Company's competitors include all of the largest insurers doing business in the United States.

               Investment Overview and Strategy

               The Company's investment strategy involves diversification by asset class, and seeks to add economic diversification and to reduce the risks of credit, liquidity, and embedded options within certain investment products, such as convexity risk on collateralized mortgage obligations and call options. The investment management function is centralized under ING Investment Management LLC ("IIM"), an affiliate of the Company, pursuant to an investment advisory agreement. Separate portfolios are established for each general type of product within the Company.

               The Company's general account invests primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return on capital through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk, capital and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type's objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio average asset quality rating of A, excluding mortgage loans, but including mortgage-backed securities, which are reported with bonds, based on Standard & Poor's ratings classifications.

               Ratings

               On December 15, 2004, Standard & Poor's reaffirmed its AA (Very Strong) counterparty credit and financial strength rating of ING's primary U.S. insurance operating companies ("ING U.S."), including the Company. Standard & Poor's also, on this date, revised the outlook on the core insurance operating companies from negative to stable, reflecting ING's commercial position and diversification, financial flexibility, reduced capital leverage, and improved profitability. The outlook revisions recognize ING's progress in setting a more focused and decisive strategic direction and implementing more integrated financial management across banking and insurance.

               On December 17, 2004, Moody's Investor's Service, Inc. ("Moody's") issued a credit opinion affirming the financial strength rating of ING U.S., including the Company, of Aa3 (Excellent) with a stable outlook. The rating is based on the strong implicit support and financial strength of the parent company, ING. Furthermore, Moody's noted that ING U.S. has built a leading market share in the domestic individual life insurance, annuity, and retirement plan businesses. ING U.S. enjoys product diversity, further enhancing its credit profile through the use of these multiple distribution channels.

               On December 22, 2004, A.M. Best Company, Inc. ("A.M. Best") reaffirmed the financial strength rating of A+ (Superior) of ING U.S., including the Company, while maintaining its negative outlook for ING U.S. These rating actions follow ING's announcement of its intention to sell Life Insurance Company of Georgia ("LOG"), as well as the conclusion of A.M. Best's review of ING's plan to exit the U.S. individual reinsurance business. ING closed the transaction to exit the U.S. individual life reinsurance business on December 31, 2004 and the sale of LOG is expected to be completed during the second quarter of 2005, subject to regulatory approval. Neither of these transactions directly impact the Company.

               Regulation

               The Company's operations are subject to comprehensive regulation throughout the United States. The laws of the various jurisdictions establish supervisory agencies, including the state insurance departments, with broad authority to grant licenses to transact business and regulate many aspects of the products and services offered by the Company, as well as solvency and reserve adequacy. Many agencies also regulate the investment activities of insurance companies on the basis of quality, diversification, and other quantitative criteria. The Company's operations and accounts are subject to examination at regular intervals by certain of these regulators.

               Operations conducted by the Company are subject to regulation by various state insurance departments in the states where the Company conducts business, in particular the insurance department of its state of domicile, New York. Among other matters, these agencies may regulate premium rates, trade practices, agent licensing, policy forms, underwriting and claims practices, and the maximum interest rates that can be charged on policy loans.

               The SEC, the National Association of Securities Dealers ("NASD") and, to a lesser extent, the states regulate investment management activities and operations of the Company. Generally, the Company's variable life and variable annuity products and certain of its fixed annuities are registered as securities with the SEC. Regulations of the SEC, Department of Labor ("DOL") and Internal Revenue Service also impact certain of the Company's annuity, life insurance, and other investment and retirement products. These products involve separate accounts and mutual funds registered under the Investment Company Act of 1940. The Company also provides a variety of products and services to employee benefit plans that are covered by the Employee Retirement Income Security Act of 1974 ("ERISA").

               Insurance Holding Company Laws

               A number of states regulate affiliated groups of insurers such as the Company under holding company statutes. These laws, among other things, place certain restrictions on transactions between affiliates such as dividends and other distributions that may be paid to the Company's parent corporation.

               Insurance Company Guaranty Fund Assessments

               Insurance companies are assessed the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state. The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Association ("NOLHGA") and the amount of premiums written in each state. The Company has recorded $0.3 and $0.2 for this liability as of December 31, 2004 and 2003, respectively. The Company has also recorded an asset of $0.2 as of December 31, 2004 and a minimal asset as of December 31, 2003, for future credits to premium taxes for assessments already paid.

               For information regarding certain other potential regulatory changes related to the Company's business see "Risk Factors" relating to the Company in Item 1, "Business".

               Employees

               The Company had 93 employees as of December 31, 2004, primarily focused on managing the product distribution, marketing, customer service, and product and financial management of the Company. The Company also utilizes services provided by ING North America Insurance Corporation, Inc. and other affiliates. These services include underwriting and new business processing, actuarial, risk management, human resources, investment management, finance, information technology, and legal and compliance services. The affiliated companies are reimbursed for the Company's use of various services and facilities under a variety of intercompany agreements.

               Risk Factors

               In addition to the normal risks of business, the Company is subject to significant risks and uncertainties, including those which are discussed below.

               The Company's efforts to reduce the impact of interest rate changes on its profitability and financial condition may not be effective

               The Company attempts to reduce the impact of changes in interest rates on the profitability and financial condition of its interest-sensitive life and annuity operations. The Company accomplishes this reduction primarily by managing the duration of its assets relative to the duration of its liabilities. During a period of rising interest rates, surrenders of life insurance policies and withdrawal of annuity contracts may increase as customers seek to achieve higher returns. Despite its efforts to reduce the impact of rising interest rates, the Company may be required to sell assets to raise the cash necessary to respond to such surrenders and withdrawals, thereby realizing capital losses on the assets sold. An increase in policy surrenders and withdrawals may also require the Company to accelerate amortization of policy acquisition costs relating to these contracts, which would further reduce its net income.

               During periods of declining interest rates, borrowers may prepay or redeem mortgages and bonds that the Company owns, which would force it to reinvest the proceeds at lower interest rates. The Company may have the ability to lower the rates it credits to contractowners and policyholders but may be forced to maintain crediting rates for products containing minimum interest rate guarantees or for competitive reasons. Therefore, it may be more difficult for the Company to maintain its desired spread between the investment income it earns and the interest it credits to its customers, thereby reducing its profitability.

               A downgrade in any of the Company's ratings may, among other things, increase case/policy lapses, surrenders, and withdrawals reduce new sales, and terminate relationships with distributors, any of which could adversely affect its profitability and financial condition

               Ratings are important factors in establishing the competitive position of insurance companies. A downgrade, or the potential for such a downgrade, of any of the Company's ratings could, among other things:

               o    Materially  increase the number of  interest-sensitive  life
                    and  annuity   contract   surrenders  and   withdrawals  and
                    case/policy   lapses;

               o    Result   in   the   termination   of   relationships    with
                    broker-dealers,   banks,   agents,   wholesalers  and  other
                    distributors of our products and services;  and

               o    Reduce new product sales.

               Any of these consequences could adversely affect the Company's profitability and financial condition.

               Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions and circumstances outside the rated company's control. In addition, rating organizations may employ different models and formulas to assess financial strength of the rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models, general economic conditions, or circumstances outside the Company's control could impact a rating organization's judgment of its rating and the subsequent rating it assigns to the
               Company.   The  Company   cannot   predict  what  actions  rating
               organizations may take, or what actions we may be required to take in response to the actions of rating organizations, which could adversely affect the Company.

               The Company's ability to grow may depend in large part upon the continued availability of capital

               The Company believes it has sufficient capital to fund its immediate growth and capital needs. The amount of capital required and the amount of capital available can vary from period to period due to a variety of circumstances, some of which are neither predictable nor foreseeable, nor necessarily within its control. A lack of sufficient capital could hinder the Company's ability to grow.

               The Company's investment portfolio is subject to several risks that may diminish the value of its invested assets and adversely affect its sales, profitability and the investment returns credited to certain of its customers

               The Company's investment portfolio is subject to several risks, including default, liquidity, environmental and economic, among other things:

               o The Company may experience an increase in defaults or delinquency in the investment portfolios, including the commercial mortgage loan portfolio.
               o The Company may have greater difficulty selling privately placed fixed maturity securities, commercial mortgage loans, and real estate investments at attractive prices, in a timely manner, or both, because they are less liquid than
                    its   publicly   traded   fixed   maturity   securities.
               o Environmental liability exposure may result from the Company's commercial mortgage loan portfolio and real estate investments.
               o The Company may experience losses in its commercial mortgage loan portfolio as a result of economic downturns or losses attributable to natural disasters in certain regions.

              Any of these consequences may diminish the value of the Company's invested assets and adversely affect its sales, profitability or the investment returns credited to its customers.

               Changes in regulation in the United States may reduce the Company's profitability

               The Company's insurance business is subject to comprehensive regulation and supervision throughout the United States by both state and federal regulators. The primary purpose of state regulation of the insurance business is to protect policyholders and contractowners and not necessarily to protect other constituencies such as creditors or investors. State insurance regulators, state attorneys general, the National Association of Insurance Commissioners, the SEC, and the NASD continually reexamine existing laws and regulations and may impose changes in the future. Changes in federal legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation, and federal taxation could lessen the advantages of certain of the Company's products as compared to competing products, or possibly result in the surrender of some existing contracts and policies or reduced sales of new products and, therefore, could reduce the Company's profitability.

               The insurance industry has recently become the focus of greater regulatory scrutiny due to questionable business practices relating  to trading  and  pricing  within  the  mutual  fund and variable annuity industries, allegations related to improper special payments, price-fixing, conflicts of interest and improper accounting practices, and other misconduct alleged by and initiatives of the New York Attorney General, state insurance departments, and in related litigation. As a result, a large number of insurance companies, including certain ING affiliates, have been requested to provide information to regulatory authorities. In some cases, this regulatory scrutiny has led to new proposed legislation regulating insurance companies, regulatory penalties, and related litigation. At this time, the Company does not believe that any such regulatory scrutiny will materially adversely impact it; however, the Company cannot guarantee that new laws, regulations or other regulatory action aimed at the business practices under scrutiny would not adversely affect its business. The adoption of new laws or regulations, enforcement actions or litigation, whether or not involving the Company, could influence the manner in which it distributes its insurance products, which could adversely impact the Company.


Item 2.        Properties

               The Company's home office is located at 1000 Woodbury Road, Suite 208, Woodbury, NY 11797. All Company office space is leased or subleased by the Company or its other affiliates. The Company pays substantially all expenses associated with its leased and subleased office properties. Affiliates within ING's U.S. operations provide the Company with various management, finance, investment management and other administrative services, from facilities located at 5780 Powers Ferry Road, N.W., Atlanta, Georgia 30327-4390. Affiliates also provide the Company with product development, sales, marketing, customer service and other administrative services from facilities located in Minneapolis, Minnesota, West Chester, Pennsylvania and Minot, North Dakota. The affiliated companies are reimbursed for the Company's use of these services and facilities under a variety of intercompany agreements.

Item 3.        Legal Proceedings

               The Company is a party to threatened or pending lawsuits/arbitrations, arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitration, suits against the Company sometimes include claims for substantial compensatory, consequential, or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations, will not have a materially adverse effect on the Company's operations or financial position.


Item 4.        Submission of Matters to a Vote of Security Holders

               Omitted pursuant to General Instruction I (2)(c) of Form 10-K.

                                     PART II

Item 5.        Market for Registrant's  Common Equity and Related  Stockholder
               Matters
               (Dollar amounts in millions, unless otherwise stated).

               There is no public trading market for the Company's common stock. As of October 1, 2003, all of the Company's outstanding common stock is owned by ReliaStar Life, which is a wholly-owned subsidiary of Lion, whose ultimate parent is ING. Prior to that date, the Company's outstanding shares were owned by Security-Connecticut Life.

               The Company's ability to pay dividends to its parent is subject to the prior approval of the insurance regulatory authorities of the State of New York for payment of dividends, which exceed an annual limit of the lesser of (1) ten percent (10%) of the Company's statutory surplus at prior year end or (2) the
               Company's prior year statutory net gain from operations, not including realized capital gains. The Company paid $27.2, $25.5 and $14.4 in cash dividends to ReliaStar Life in 2004, 2003 and 2002, respectively.

               The Company did not receive capital contributions in 2004 and 2003. The Company received capital contributions of $31.4 in 2002 from Security-Connecticut Life, related to the First Golden merger with and into the Company.

Item 6.       Selected Financial Data
              (Dollar amounts in millions, unless otherwise stated).

                         RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
                          3-YEAR SUMMARY OF SELECTED FINANCIAL DATA


                                                          2004          2003          2002
                                                      -----------------------------------------
OPERATING RESULTS
Net investment income                                      $ 122.2       $ 124.4       $ 133.1
Fee income                                                    95.9          94.7          98.2
Premiums                                                      64.7          61.8          55.0
Net realized capital gains and (losses)                        9.2          10.6          (3.2)
Total revenue                                                296.9         295.5         288.6
Interest credited and other benefits
    to contractowners and policyholders                      189.0         147.5         176.3
Amortization of deferred policy acquisition
    costs and value of business acquired                       9.4          30.9          32.6
Income before cumulative effect
    of change in accounting principles                        30.8          53.9          32.6
Cumulative effect of change in accounting
    principles, after-tax                                      0.8             -        (865.0)
Net income (loss)                                             31.6          53.9        (832.4)

FINANCIAL POSITION
Total investments                                        $ 2,090.1     $ 2,035.8     $ 1,951.1
Assets held in separate accounts                             537.7         513.8         426.8
Total assets                                               2,972.2       2,824.1       2,656.5
Policy liabilities and accruals                            1,772.5       1,677.2       1,645.8
Liabilities related to separate accounts                     537.7         513.8         426.8
Shareholder's equity                                         451.6         454.6         425.8


Item 7. Management's Narrative Analysis of the Results of Operations and Financial Condition
               (Dollar amounts in millions, unless otherwise stated).

               Overview

               The following narrative analysis presents a review of the results of operations of ReliaStar Life Insurance Company of New York ("RLNY" or the "Company") for the periods ended December 31, 2004 versus 2003 and of the financial condition as of December 31, 2004 and 2003. This review should be read in its entirety and in conjunction with the selected financial data, financial statements, related notes and other supplemental data which can be found under Part II, Item 6 and Item 8 contained herein.

               Forward-Looking Information/Risk Factors

               In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission ("SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe", or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

               Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law, and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments, and industry consolidation. Others may relate to the Company specifically, such as litigation, regulatory action, and risks associated with the Company's investment portfolio, such as change in credit quality, price volatility and liquidity. Investors are also directed to consider other risks and uncertainties discussed in "Risk Factors" in Item 1 contained herein and in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

               Critical Accounting Policies

               General

               The  preparation  of  financial  statements  in  conformity  with generally accepted accounting principles in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends, and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

               The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: reserves, other-than-temporary impairment testing and amortization of deferred acquisition costs and value of business acquired. In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

               Reserves

               The Company establishes and carries actuarially determined reserves which are calculated to meet its future obligations. Reserves are calculated using mortality and withdrawal rate assumptions that are based on relevant Company experience and are periodically reviewed against both industry standards and experience. Changes in or deviations from the assumptions used can significantly affect the Company's reserve levels and related future operations.

               Future policy benefits include reserves for universal life, immediate annuities with life contingent payouts, and traditional life insurance contracts. Reserves for universal life products are equal to cumulative deposits less withdrawals and charges plus credited interest thereon. In addition, the Company holds reserves as required by SOP 03-1 for certain products with anticipated losses in later policy durations. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums.

               Reserves for immediate annuities with life contingent payout benefits are computed on the basis of interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, year of issue and policy duration. Reserve interest rates range from 3.95% to 13.19% for all years presented. Changes in or deviations from the assumptions used can significantly affect the Company's reserve level and related future operations.

               Reserves for deferred annuity investment contracts and immediate annuities without life contingent benefits are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (reserve interest rates vary by product up to 7.1% for 2004, 2003, and 2002).

               Other-Than-Temporary Impairment Testing

               The Company's accounting policy requires that a decline in the value of an investment below its amortized cost basis be assessed to determine if the decline is other-than-temporary. If so, the investment is deemed to be other-than-temporary impaired, and a charge is recorded in net realized capital losses equal to the difference between fair value and the amortized cost basis of the investment. The fair value of the other-than-temporarily impaired investment becomes its new cost basis.

               In addition, the Company invests in structured securities that meet the criteria of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date. When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss accounted for as a realized loss.

               The evaluation of other-than-temporary impairments, included in the Company's general account, is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include the length of time and extent to which the fair value has been less than amortized cost, changes in general economic conditions, the issuer's financial condition or near-term recovery prospects and the effects of changes in interest rates.

               Amortization of Deferred Acquisition Costs and Value of Business Acquired

               Deferred policy acquisition costs ("DAC") represent policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and agency expenses, related to the production of new and renewal business.

               Value of business acquired ("VOBA") represents the outstanding value of in force business capitalized and is subject to amortization in purchase accounting when the Company was acquired. The value is based on the present value of estimated net cash flows embedded in the Company's contracts.

               The amortization methodology used for DAC and VOBA varies by product type. Statement of Financial Accounting Standards ("FAS") No. 60, "Accounting and Reporting by Insurance Enterprises," applies to traditional life insurance products, primarily whole life and term life insurance contracts. Under FAS No. 60, DAC and VOBA are amortized over the premium payment period, in proportion to the premium revenue recognized.

               FAS No. 97 "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments," applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, DAC and VOBA are amortized, with interest, over the life of the related contracts (usually 25 years) in relation to the present value of estimated future gross profits from investment, mortality, and expense margins; asset-based fees, policy administration, and surrender charges; less policy maintenance fees and non-capitalized commissions, as well as realized gains and losses on investments.

               Changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates. Several assumptions are considered significant in the estimation of future gross profits associated with variable universal life and variable deferred annuity products. One of the most significant assumptions involved in the estimation of future gross profits is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Other significant assumptions include surrender and lapse rates, estimated interest spread, and estimated mortality.

               Due to the relative size and sensitivity to minor changes in underlying assumptions of DAC and VOBA balances, the Company performs a quarterly and annual analysis of DAC and VOBA for the annuity and life businesses, respectively. The DAC and VOBA balances are evaluated for recoverability and are reduced to the extent that estimated future gross profits are inadequate to recover the asset.

               At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised ("unlocking") retroactively to the date of the policy or contract issuance. The cumulative prior period adjustment is recognized as a component of current period amortization. In general, increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. However, decreases in investment, mortality, and expense margins, and thus estimated future profits, increase the rate of amortization.

               Analysis of DAC/VOBA - Annuity

               The actual separate account return exhibited by the variable funds associated with the Company's liabilities in 2004 exceeded the long-term assumption, thereby producing for the year ended December 31, 2004 deceleration of DAC/VOBA amortization of $0.1 before tax, or $0.07, net of $0.03 of federal income tax expense.

               During 2003, the Company reset long-term assumptions for the separate account returns from 9.0% to 8.5% (gross before fund management fees, mortality, expense, and other policy charges), reflecting a blended return of equity and other sub-accounts. The 2003 unlocking adjustment was driven by this change in the separate account returns assumption along with other prospective assumption changes. For the year ended December 31, 2003, the Company recorded an acceleration of DAC/VOBA amortization totaling $5.4 before tax, or $3.5, net of $1.9 of federal income tax benefit.

               As part of the regular analysis of DAC/VOBA, at the end of third quarter of 2002, the Company unlocked its long-term rate of return assumptions. The Company reset long-term assumptions for the separate account returns to 9.0% (gross before fund management fees, mortality, expense, and other policy charges) as of December 31, 2002, reflecting a blended return of equity and other sub-accounts. The unlocking adjustment was primarily driven by the sustained downturn in the equity markets and revised expectations for future returns. During 2002, the Company recorded an acceleration of DAC/VOBA amortization totaling $1.5 before tax, or $1.0, net of $0.5 of federal income tax benefit.

               Analysis of DAC/VOBA - Life

               As part of the regular analysis of DAC/VOBA, at the end of each of the years ended December 31, 2004, 2003, and 2002, the Company unlocked its long-term rate of return assumptions due to assumption changes related to mortality, lapse, expense and interest amounts, portfolio return, as well as modeling improvements. The impact of unlocking on the amortization of DAC/VOBA was a decrease of $9.8 in 2004, an increase of $5.5 in 2003, and a decrease of $4.4 in 2002.

               Results of Operations

               Year ended December 31, 2004 compared to year ended December 31, 2003

               Income: Income before cumulative effect of change in accounting principles decreased by $23.1 to $30.8 for 2004 from $53.9 for 2003. The decrease in net income was primarily related to higher mortality cost and operating expenses, partially offset by a decrease in the amortization of DAC/VOBA.

               Net Investment Income: Net investment income decreased by $2.2 to $122.2 for 2004 from $124.4 for 2003. The decrease is primarily due to lower investment yields in 2004.

               Fee Income: Fee income is primarily generated through cost of insurance charges assessed to universal life policyholders. Fee income for 2004 was essentially the same as in 2003. Although universal life deposits increased during 2004, the net amount at risk stayed relatively flat in 2004 since the insurance in force amount was not significantly increased.

               Premiums: Premiums increased by $2.9 to $64.7 for 2004 from $61.8 for 2003. The increase was primarily due to higher sales of group products.

               Net Realized Capital Gains (Losses): Net realized capital gains (losses) decreased by $1.4 to $9.2 for 2004 from $10.6 for 2003. The reduction in net realized gains was primarily due to the increasing interest rate environment in 2004 that negatively affected the market value of fixed maturities and led to lower realized gains upon sales.

               Interest  Credited  and  Other  Benefits  to  Contractowners  and
               Policyholders: Interest credited and other benefits to contractowners and policyholders increased by $41.5 to $189.0 for 2004 from $147.5 for 2003. The increase is primarily related to higher life claims experienced in 2004 in comparison with 2003.

               Operating Expenses: Operating expenses increased by $14.2 to $51.1 for 2004 from $36.9 for 2003. The increase in operating expenses is primarily related to the general growth of the business, higher reinsurance-related expenses, and a decrease in deferred expenses.

               Amortization of DAC and VOBA: Amortization of DAC and VOBA decreased by $21.5 to $9.4 for 2004 from $30.9 for 2003. The reduction in DAC and VOBA amortization primarily resulted from the change of the Company's amortization rate due to assumption changes related to mortality, lapse, expense, interest amounts, portfolio return, as well as modeling improvements. The assumption changes resulted in an increase in amortization in 2003 and a decrease in amortization in 2004. In addition, there was no amortization recognized for the defined contribution annuity business in 2004 due to the write-off of DAC and VOBA for this part of the business in 2003.

               The Cumulative Effect of the Change in Accounting Principle: The cumulative effect of the change in accounting principle for 2004, was $0.8 after tax, related to the adoption of Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance

               Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts", and Technical Practice Aid 6300.05 - 6300.08, "Q&As Related to the Implementation of SOP 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounting" (the "TPA"). (See "Recently Adopted Accounting Standards" for further information.)

               Financial Condition

               Investments

               Investment Strategy

               The Company's investment strategy for its general account investments involves diversification by asset class, and seeks to add economic diversification and to reduce the risks of credit, liquidity, and embedded options within certain investment products, such as convexity risk on collateralized mortgage obligations and call options. The investment management function is centralized under ING Investment Management, LLC ("IIM") pursuant to an investment advisory agreement. Separate portfolios are established for each general type of product within RLNY.

               The Company invests its general account primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type's objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio average asset quality rating of A, excluding mortgage loans, but including mortgage-backed securities that are reported with bonds, based on Standard & Poor's ratings classifications.

               Portfolio Composition

               The following table presents the investment portfolio at December 31, 2004 and 2003:

                                                                           2004                           2003
                                                                ----------------------------   ----------------------------
                                                                 Carrying Value        %        Carrying Value        %
                                                                -----------------  ---------   -----------------  ---------
               Fixed maturities, including
                   securities pledged                            $       1,761.6      84.3%     $       1,719.8      84.5%
               Equity securities                                             7.6       0.4%                 6.7       0.3%
               Mortgage loans on real estate                               213.0      10.2%               209.7      10.3%
               Policy loans                                                 90.9       4.3%                86.6       4.3%
               Short-term investments                                          -       0.0%                 0.1       0.0%
               Other investments                                            17.0       0.8%                12.9       0.6%
                                                                -----------------  ---------   -----------------  ---------
                                                                 $       2,090.1     100.0%     $       2,035.8     100.0%
                                                                =================  =========   =================  =========

               Fixed Maturities

               Fixed maturities available-for-sale as of December 31, 2004, were as follows:


                                                                                     Gross            Gross
                                                                 Amortized        Unrealized       Unrealized           Fair
                                                                   Cost              Gains           Losses             Value
                                                              ----------------  ---------------- ----------------  ----------------
               Fixed maturities:
               U.S. government and government
                 agencies and authorities                      $       56.2      $        0.4     $        0.2      $       56.4
               States, municipalities and political
                 subdivisions                                           1.6               0.1                -               1.7
               U.S. corporate securities:
                 Public utilities                                     154.3               7.9              0.8             161.4
                 Other corporate securities                           695.2              35.9              3.0             728.1
                                                              ----------------  ---------------- ----------------  ----------------
                   Total U.S. corporate securities                    849.5              43.8              3.8             889.5
                                                              ----------------  ---------------- ----------------  ----------------
               Foreign securities:
                 Government                                            28.0               0.6              0.2              28.4
                 Other                                                168.0               6.6              1.9             172.7
                                                              ----------------  ---------------- ----------------  ----------------
                   Total foreign securities                           196.0               7.2              2.1             201.1
                                                              ----------------  ---------------- ----------------  ----------------
             Residential mortgage-backed securities                   373.5               2.5              2.1             373.9
             Commercial mortgage-backed securities                    119.0               8.2              0.3             126.9
             Other asset-backed securities                            107.1               6.1              1.1             112.1
                                                              ----------------  ---------------- ----------------  ----------------
             Total fixed maturities, including
               fixed maturities pledged                             1,702.9              68.3              9.6           1,761.6
             Less: fixed maturities pledged                           149.7               0.3              1.5             148.5
                                                              ----------------  ---------------- ----------------  ----------------
             Total fixed maturities                            $    1,553.2      $       68.0     $        8.1      $    1,613.1
                                                              ================  ================ ================  ================


               Fixed maturities available-for-sale as of December 31, 2003, were as follows:


                                                                                   Gross          Gross
                                                                  Amortized      Unrealized     Unrealized       Fair
                                                                     Cost          Gains          Losses        Value
                                                                 -------------  -------------  ------------- -------------
               Fixed maturities:
               U.S. government and government
                 agencies and authorities                         $     7.4      $     0.3      $       -     $     7.7
               States, municipalities and political
                 subdivisions                                           1.8            0.1              -           1.9
               U.S. corporate securities:
                 Public utilities                                     127.6            9.3            0.5         136.4
                 Other corporate securities                           732.5           48.3            5.9         774.9
                                                                 -------------  -------------  ------------- -------------
                   Total U.S. corporate securities                    860.1           57.6            6.4         911.3
                                                                 -------------  -------------  ------------- -------------
               Foreign securities:
                 Government                                            28.0            0.4            0.2          28.2
                 Other                                                141.2            6.9            2.8         145.3
                                                                 -------------  -------------  ------------- -------------
                   Total foreign securities                           169.2            7.3            3.0         173.5
                                                                 -------------  -------------  ------------- -------------
             Residential mortgage-backed securities                   399.7            4.0            1.3         402.4
             Commercial mortgage-backed securities                    106.1            9.6            0.3         115.4
             Other asset-backed securities                            100.3            8.6            1.3         107.6
                                                                 -------------  -------------  ------------- -------------
             Total fixed maturities, including
               fixed maturities pledged                             1,644.6           87.5           12.3       1,719.8
             Less: Fixed maturities pledged                           106.2            0.5            1.1         105.6
                                                                 -------------  -------------  ------------- -------------
             Total fixed maturities                               $ 1,538.4      $    87.0      $    11.2     $ 1,614.2
                                                                 =============  =============  ============= =============


               At December 31, 2004 and 2003,  net unrealized  appreciation  was
               $58.7  and  $75.2,  respectively,   on  total  fixed  maturities,
               including fixed maturities pledged to creditors.

               It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was an A+ at December 31, 2004 and 2003. Ratings are calculated using a rating hierarchy that considers S&P, Moody's and internal ratings.

               Total fixed maturities by quality rating category including fixed maturities pledged to creditors were as follows as of:


                                                                          December 31,
                                                             2004                          2003
                                                  ----------------------------  ---------------------------
                                                       Fair           % of           Fair          % of
                                                       Value          Total          Value         Total
                                                  -------------  -------------  ------------- -------------
               AAA                                 $   670.6          38.1%      $   674.2         39.2%
               AA                                       94.3           5.4%           97.9          5.7%
               A                                       408.7          23.2%          383.5         22.3%
               BBB                                     513.4          29.1%          462.7         26.9%
               BB                                       59.9           3.4%           84.5          4.9%
               B and below                              14.7           0.8%           17.0          1.0%
                                                  -------------  -------------  ------------- -------------
               Total                               $ 1,761.6         100.0%      $ 1,719.8        100.0%
                                                  =============  =============  ============= =============


               95.8% and 94.1% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at December 31, 2004 and 2003, respectively.

               Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

               Total  fixed   maturities  by  market  sector,   including  fixed
               maturities pledged to creditors were as follows as of:


                                                                         December 31,
                                                               2004                         2003
                                                  ----------------------------  ---------------------------
                                                       Fair           % of           Fair          % of
                                                       Value          Total          Value         Total
                                                  -------------  -------------  ------------- -------------
               U.S. Corporate                      $   891.2          50.6%      $   913.2         53.1%
               Residential Mortgage-backed             373.9          21.2%          402.4         23.4%
               Commercial/Multifamily
                 Mortgage-backed                       126.9           7.2%          115.4          6.7%
               Foreign (1)                             201.1          11.4%          173.5         10.1%
               U.S. Treasuries/Agencies                 56.4           3.2%            7.7          0.4%
               Asset-backed                            112.1           6.4%          107.6          6.3%
                                                  -------------  -------------  ------------- -------------
               Total                               $ 1,761.6         100.0%      $ 1,719.8        100.0%
                                                  =============  =============  ============= =============

               (1) Primarily U.S. dollar denominated.


               The amortized cost and fair value of total fixed maturities for the year-ended December 31, 2004 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.


                                                                 Amortized            Fair
                                                                    Cost              Value
                                                              ----------------  ----------------
               Due to mature:
               One year or less                                $     41.0        $     41.8
               After one year through five years                    456.7             474.4
               After five years through ten years                   285.1             297.9
               After ten years                                      320.5             334.6
               Mortgage-backed securities                           492.5             500.8
               Other asset-backed securities                        107.1             112.1
               Less: fixed maturities pledged                       149.7             148.5
                                                              ----------------  ----------------
               Fixed maturities, excluding fixed
                 maturities pledged                            $  1,553.2        $  1,613.1
                                                              ================  ================


               The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 2004.

               At December 31, 2004 and 2003, fixed maturities with fair values of $6.0 and $6.1, respectively, were on deposit as required by regulatory authorities.

               Mortgage Loans

               Mortgage loans, primarily commercial mortgage loans, totaled $213.0 at December 31, 2004 and $209.7 at December 31, 2003.
               These loans are reported at amortized cost less impairment writedowns. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows, cash flows from the loan (discounted at the loan's effective interest rate), or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write down charged to realized loss. At December 31, 2004 and 2003, the Company had no allowance for mortgage loan credit losses.

               Other-Than-Temporary-Impairments

               The Company analyzes the general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Management considers the length of the time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in market value. If it is probable that all amounts due according to the contractual terms of an investment will not be collected, an other-than-temporary impairment is considered to have occurred.

               In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the market value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

               When   a   decline   in   fair   value   is   determined   to  be
               other-than-temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

               The following table identifies the Company's other-than-temporary impairments by type as of December 31:


                                                  2004                        2003                       2002
                                      --------------------------- -------------------------- --------------------------
                                                        No. of                     No. of                     No. of
                                        Impairment    Securities    Impairment   Securities    Impairment   Securities
                                      -------------  ------------ ------------- ------------ ------------- ------------
               U.S. Corporate          $     0.8           1       $    2.7           2       $    0.7           1
               Asset-backed                    -           -            2.0           6            2.3           7
               Equity                          -           -            0.1           1            0.1           1
               Limited Partnerships          0.1           2              -           -              -           -
                                      -------------  ------------ ------------- ------------ ------------- ------------
Total                                  $     0.9           3       $    4.8           9       $    3.1           9
                                      =============  ============ ============= ============ ============= ============


               The remaining fair value of impaired fixed maturities at December 2004, 2003, and 2002 was $4.0, $7.5 and $25.9, respectively.

               Net Realized Capital Gains and Losses

               Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments. Net realized capital gains (losses) on investments were as follows:


                                                                                Year ended December 31,
                                                                      2004                2003               2002
                                                               -----------------   -----------------  -----------------
               Fixed maturities                                 $      9.3          $     10.2         $     (2.5)
               Equity securities                                         -                (0.1)               0.2
               Other                                                  (0.1)                0.5               (0.9)
                                                               -----------------   -----------------  -----------------
               Pretax net realized capital gains (losses)       $      9.2          $     10.6         $     (3.2)
                                                               =================   =================  =================
               After-tax net realized capital gains (losses)    $      6.0          $      6.9         $     (2.1)
                                                               =================   =================  =================


               Liquidity and Capital Resources

               Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities.

               Sources and Uses of Liquidity

               The Company's principal sources of liquidity are premiums, product charges, investment income, proceeds from the maturing and sale of investments, proceeds from debt issuance, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, investment purchases and repayment of debt, as well as contract maturities, withdrawals and surrenders.

               The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. For a description of the Company's asset/liability management, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

               Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), a Delaware corporation and affiliate. Under this agreement, during the period from February 1, 2003 to January 31, 2004 and during the period from February 1, 2004 to January 31, 2005, the Company and ING AIH could borrow from one another up to 5% of RLNY's statutory admitted assets as of the preceding December 31. The Company also maintains a perpetual $30.0 revolving note facility with Bank of New York and a $30.0 revolving note facility with SunTrust Bank. At December 31, 2004, the Company had a $2.3 balance payable to SunTrust Bank. Management believes that these sources of liquidity are adequate to meet the Company's short-term cash obligations.

               Capital Contributions and Dividends

               The Company paid $27.2, $25.5 and $14.4 in cash dividends to ReliaStar Life Insurance Company ("ReliaStar Life") in 2004, 2003 and 2002, respectively.

               The Company did not receive capital contributions in 2004 and 2003. The Company received capital contributions of $31.4 in 2002 from Security-Connecticut Life Insurance Company ("Security-Connecticut"), related to the First Golden American Life Insurance Company of New York ("First Golden") merger with and into the Company.

               Separate Accounts

               Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractowners and policyholders who bear the investment risk, subject, in limited cases, to minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such contractowners and policyholders. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

               Separate Account assets supporting variable options under universal life and annuity contracts are invested, as designated by the contractowner/policyholder or participant (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) under a contract in shares of mutual funds which are managed by the Company or its affiliates, or in other selected mutual funds not managed by the Company or its affiliates. Variable universal life and annuity premiums are allocated to various subaccounts established within the separate account. Each subaccount represents a different investment option in which the contractowner may allocate premiums. The account value of a variable universal life or annuity contract is equal to the aggregate value of the subaccounts selected by the contractowner (including the value allocated to any fixed account) less fees and expenses. The Company offers investment options for its variable universal life and annuities covering a wide range of investment styles, including large, mid and small cap equity funds, as well as fixed income alternatives. Therefore, unlike fixed annuities, under variable universal life and annuities the contractowners bear the risk of investment gains and losses associated with the selected investment allocation.

               Off-Balance   Sheet   Arrangements   and  Aggregate   Contractual
               Obligations

               Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 2004 and 2003, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $15.4 and $28.9, respectively.

               As of December 31, 2004, the Company had certain contractual obligations due over a period of time as summarized in the following table:


                                                                           Payments due by Period
                                                     --------------------------------------------------------------------
                                                                    Less than                                 More than
               Contractual Obligations                  Total        1 Year       1-3 Years     3-5 Years      5 Years
               ---------------------------           ------------  ------------  ------------  ------------  ------------
               Operating Lease Obligations            $     0.4     $   0.1       $    0.2       $   0.1      $       -
               Purchase Obligations                        15.4        15.4              -             -              -
               Reserves for Insurance Obligations       1,623.5        93.3          163.1         166.9        1,200.2
                                                     ------------  ------------  ------------  ------------  ------------
                 Total                                $ 1,639.3     $ 108.8       $  163.3       $ 167.0      $ 1,200.2
                                                     ============  ============  ============  ============  ============


               Operating lease obligations relate to the rental of office space under various non-cancelable operating lease agreements that expire through January 2009.

               Purchase obligations consist primarily of commitments to purchase investments during 2005.

               Reserves for insurance obligations consist of actuarially determined amounts required for the Company to meet its future obligations under its universal life policies, variable universal life policies, traditional life policies, fixed and variable annuity contracts, accident and health policies, supplemental contracts and miscellaneous supplemental benefits and riders.

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

               Repurchase Agreements

               The Company engages in dollar repurchase agreements ("dollar rolls") and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities and the offsetting collateral liability is included in borrowed money on the Balance Sheets. At December 31, 2004 and 2003, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $100.7 and $103.8, respectively. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in pledged securities on the Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements totaled $100.4 and $101.5 at December 31, 2004 and 2003, respectively.

               The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. At December 31, 2004 and 2003, the carrying value of the securities in reverse repurchase agreements was $32.0 and $8.0, respectively.

               The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at December 31, 2004. The Company believes the counterparties to the dollar roll, repurchase and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

               Securities Lending

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

               Risk-based Capital

               The National Association of Insurance Commissioners ("NAIC") risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a Company's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that as of December 31, 2004 the Company has total adjusted capital above all required capital levels.

               Recently Adopted Accounting Standards
               (See Si1gnificant Accounting Policies Footnote to the Financial Statements for further information.)

               Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

               The Company adopted SOP 03-1 on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and the revenues and expenses related to such arrangements be consolidated with the respective line items in the Statements of Operations. In addition, the SOP requires additional liabilities be established for certain guaranteed death benefits and for products with certain patterns of cost of insurance charges. Sales inducements provided to contractowners and policyholders must also be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

               The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP's requirements to account for certain separate account arrangements as general account arrangements, to establish additional liabilities for certain guaranteed benefits and for products with patterns of cost of insurance charges that result in gains followed by losses in later policy durations from the insurance benefit function, and to defer and amortize sales inducements to contractowners and policyholders. Upon adoption of the SOP, the Company recognized a cumulative effect of a change in accounting principle of $(10.8), before tax or $(7.0), net of $3.8 of income taxes, as of January 1, 2004.

               In the fourth quarter of 2004, the cumulative effect of a change in accounting principle was revised due to the implementation of the TPA.

               The TPA, which was approved in September 2004, provides additional guidance regarding certain implicit assessments that may be used in testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1. In addition, the TPA provides additional guidance surrounding the allowed level of aggregation of additional liabilities determined under the SOP. While the TPA was implemented during the fourth quarter of 2004, the TPA was retroactive to the original implementation date of SOP 03-1, January 1, 2004 and was reported as an adjustment to SOP 03-1's cumulative effect of a change in accounting principle. The adoption of the TPA increased the Company's cumulative effect change in accounting principle by $7.8, net of $4.2 of income tax.

               The implementation of SOP 03-1 raised questions regarding the interpretation of the requirements of FAS No. 97, concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 97-1 ("FSP FAS 97-1"), "Situations in Which

               Paragraphs 17(b) and 20 of FASB Statement No. 97, `Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,' Permit or Require Accrual of an Unearned Revenue Liability," effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004. The Company adopted FSP FAS 97-1 on July 1, 2004. The adoption of FSP FAS 97-1 did not have an impact on the Company's financial position, results of operations, or cash flows.

               New Accounting Pronouncements

               In December 2004, the FASB issued FAS No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), which requires all share-based payments to employees be recognized in the financial statements based upon the fair value. FAS 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005. Earlier adoption is encouraged. FAS 123R provides two transition methods, modified-prospective and modified-retrospective.

               The modified-prospective method recognizes the grant-date fair value of compensation for new awards granted after the effective date and unvested awards beginning in the fiscal period in which the recognition provisions are first applied. Prior periods are not restated. The modified-retrospective method permits entities to restate prior periods by recognizing the compensation cost based on the amount previously reported in the pro forma footnote disclosures as required under FAS No. 123, "Accounting for Stock-Based Compensation".

               The Company intends to early adopt the provisions of FAS 123R on January 1, 2005, using the modified-prospective method. Due to the Company's few number of employees, the adoption of FAS 123R is not expected to have a material impact on the Company's financial position, results of operations, or cash flows. Prior to January 2005, the Company applied the intrinsic value-based provisions set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date.

               Legislative Initiatives

               Certain elements of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in the tax rates on long-term capital gains and corporate dividends could impact the relative competitiveness of the Company's products especially variable annuities. While sales of the products do not appear to have been reduced to date, the long term effect of the Jobs and Growth Tax Relief Reconciliation Act of 2003 on the Company's financial condition or results of operation can not be reasonably estimated at this time.

               The American Jobs Creation Act of 2004 allows tax-free distributions to be made from the Company's Policyholders' Surplus Account in 2005 and 2006. Under prior law, the Company was allowed to defer from taxation a portion of statutory income under certain circumstances. The deferred income was accumulated in the Policyholders' Surplus Account and is taxable only under conditions that management considers to be remote. Therefore, no federal income taxes have been provided on the accumulated balance of $11.3 as of December 31, 2004. Based on currently available information, the Company anticipates that the new law will permanently eliminate any potential tax on the accumulated balance of $11.3.

               Other legislative proposals under consideration include repealing the estate tax, reducing the taxation of annuity benefits, changing the taxation of products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material effect on life insurance, annuity, and other retirement savings product sales. The impact on the Company's products cannot be predicted.

               Legislation to restructure the Social Security System and expand private pension plan incentives also may be considered. Prospects for enactment and the ultimate effect of these proposals are uncertain.

               Regulatory Matters

               As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation.

               Fund Regulatory Issues

               Since 2002, there has been increased governmental and regulatory activity relating to mutual funds and variable insurance products. This activity has primarily focused on inappropriate trading of fund shares, revenue sharing and directed brokerage, compensation, sales practices and suitability, arrangements with service providers, pricing, compliance and controls, and adequacy of disclosure.

               In addition to responding to governmental and regulatory requests on fund regulatory issues, ING management, on its own initiative, conducted, through special counsel and a national accounting firm, an extensive internal review of mutual fund trading in ING insurance, retirement, and mutual fund products. The goal of this review was to identify any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel.

               The internal review identified several isolated arrangements allowing third parties to engage in frequent trading of mutual funds within the variable insurance and mutual fund products of certain affiliates of the Company, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Each of the arrangements has been terminated and disclosed to regulators, to the independent trustees of ING Funds (U.S.) and in Company reports previously filed with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended.

               An affiliate of the Company, ING Funds Distributors, LLC ("IFD") has received notice from the staff of the National Association of Securities Dealers ("NASD") that the staff has made a preliminary determination to recommend that disciplinary action be brought against IFD and one of its registered persons for violations of the NASD Conduct Rules and federal securities laws in connection with frequent trading arrangements.

               Other regulators, including the SEC and the New York Attorney General, are also likely to take some action with respect to certain ING affiliates before concluding their investigation of ING relating to fund trading. The potential outcome of such action is difficult to predict but could subject certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of such action will have a material adverse effect on ING or ING's U.S.-based operations, including the Company.

               ING has agreed to indemnify and hold harmless the ING Funds from all damages resulting from wrongful conduct by ING or its employees or from ING's internal investigation, any investigations conducted by any governmental or self-regulatory agencies, litigation or other formal proceedings, including any proceedings by the SEC. Management reported to the ING Funds Board that ING management believes that the total amount of any indemnification obligations will not be material to ING or ING's U.S.-based operations, including the Company.

               Other Regulatory Matters

               The New York Attorney General and other regulators are also conducting broad inquiries and investigations involving the insurance industry. These initiatives currently focus on, among other things, compensation and other sales incentives, potential conflicts of interest, potential anti-competitive activity, marketing practices, certain financial reinsurance arrangements, and disclosure. It is likely that the scope of these investigations will further broaden before the investigations are concluded. U.S. affiliates of ING have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information.

               These initiatives may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged.

               In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

               For further discussion of the Company's regulatory matters, see "Risk Factors" in Part I, Item 1 "Business."

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

               Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated contractowner or policyholder behavior, and variable separate account performance. Contractowners and policyholders bear the majority of the investment risk related to variable insurance products.

               The fixed account liabilities are supported by a general account portfolio principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This enables the Company to respond to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company's asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

               Term life products for employee benefits are short term in nature, with some longer term claim reserves. Cash flow testing and additional sensitivity testing (with varying mortality, morbidity, and expense levels) provide assurance that the existing assets are adequate to meet projected liability cash flows.

               For universal life products, cash flow testing of higher mortality, surrender, and expense levels than expected indicate that solvency is not impaired by reasonable variations in these risks. The current difference between the charges to the policies for cost of insurance and expenses and the guaranteed maximums allows some margin for adverse experience. Crediting rates are also changed regularly to reflect changes in the portfolio.

               On the basis of these analyses, management believes there is currently no material solvency risk to the Company.

               Interest Rate Risk

               The Company defines interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from the Company's primary activity of investing premiums from interest-sensitive life insurance and fixed annuity business in interest-sensitive fixed income assets and carrying these funds as interest-sensitive liabilities. The Company manages the interest rate risk in its assets relative to the interest rate risk in its liabilities. A key measure used to quantify this exposure is duration. Duration measures the sensitivity of the market or "fair" value of assets and liabilities to changes in interest rates.

               To calculate duration of interest-sensitive life insurance and fixed annuity liabilities, the Company projects liability cash flows under stochastic, arbitrage-free interest rate scenarios and calculates their net present value using LIBOR or swap based interest rates. Duration is calculated by revaluing these cash flows given a small change in interest rates and determining the percentage change in the net present value. The cash flows used in this calculation include all premiums, benefits, and policy-related expenses on the interest-sensitive liabilities. The projections include assumptions that reflect the effect of changing interest rates on the Company's declared credited rates and policyholder lapses, where applicable.

               For further discussion of the Company's interest rate risks, see "Risk Factors" in Part 1, Item 1 "Business".

Item 8.         Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                                            Page

Report of Independent Registered Public Accounting Firm                      40

Financial Statements:

     Statements of Operations for the years ended December 31,
     2004, 2003 and 2002                                                     41

     Balance Sheets as of December 31, 2004 and 2003                         42

     Statements of Changes in Shareholder's Equity for the years
     ended December 31, 2004, 2003 and 2002                                  44

     Statements of Cash Flows for the years ended December 31, 2004,
     2003 (restated) and 2002 (restated)                                     45

Notes to Financial Statements                                                47

             Report of Independent Registered Public Accounting Firm


The Board of Directors
ReliaStar Life Insurance Company of New York

We have audited the accompanying balance sheets of ReliaStar Life Insurance Company of New York as of December 31, 2004 and 2003, and the related statements of operations, changes in shareholder's equity, cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ReliaStar Life Insurance Company of New York as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed the accounting principle for goodwill and other intangible assets effective January 1, 2002 and changed the accounting principle for certain non-traditional long duration contracts and for separate accounts effective January 1, 2004. As discussed in Note 15 to the financial statements, the Company restated certain amounts presented in the statements of cash flows related to its short-term investments and interest credited to contractholders for investment type contracts for the years ended December 31, 2003 and 2002.


                                                          /s/ Ernst & Young LLP

Atlanta, Georgia
March 31, 2005

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)

                            Statements of Operations
                                  (In millions)


                                                                            Year ended December 31,
                                                                  2004               2003                2002
                                                            -----------------  ------------------  -----------------
Revenues:
    Net investment income                                            $ 122.2             $ 124.4            $ 133.1
    Fee income                                                          95.9                94.7               98.2
    Premiums                                                            64.7                61.8               55.0
    Net realized capital gains (losses)                                  9.2                10.6               (3.2)
    Other income                                                         4.9                 4.0                5.5
                                                            -----------------  ------------------  -----------------
Total revenue                                                          296.9               295.5              288.6
                                                            -----------------  ------------------  -----------------
Benefits and expenses:
    Interest credited and other benefits
      to contractowners and policyholders                              189.0               147.5              176.3
    Operating expenses                                                  51.1                36.9               29.3
    Amortization of deferred policy acquisition costs
      and value of business acquired                                     9.4                30.9               32.6
                                                            -----------------  ------------------  -----------------
Total benefits and expenses                                            249.5               215.3              238.2
                                                            -----------------  ------------------  -----------------

Income before income taxes and cumulative effect
    of change in accounting principle                                   47.4                80.2               50.4
Income tax expense                                                      16.6                26.3               17.8
                                                            -----------------  ------------------  -----------------
Income before cumulative effect of change
    in accounting principles                                            30.8                53.9               32.6
Cumulative effect of change in accounting principles,
    net of tax                                                           0.8                   -             (865.0)
                                                            -----------------  ------------------  -----------------
Net income (loss)                                                     $ 31.6              $ 53.9           $ (832.4)
                                                            =================  ==================  =================


   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)

                                 Balance Sheets
                        (In millions, except share data)



                                                                                          As of December 31,
                                                                                         2004             2003
                                                                                    ---------------  ---------------
Assets
Investments:
    Fixed maturities, available-for-sale, at fair value
      (amortized cost of $1,553.2 at 2004 and $1,538.4 at 2003)                      $     1,613.1    $     1,614.2
    Equity securities, available-for-sale, at fair value (cost of
      $6.9 at 2004 and 2003)                                                                   7.6              6.7
    Mortgage loans on real estate                                                            213.0            209.7
    Policy loans                                                                              90.9             86.6
    Other investments                                                                         17.0             13.0
    Securities pledged (amortized cost of $149.7 at 2004 and $106.2 at 2003)                 148.5            105.6
                                                                                    ---------------  ---------------
Total investments                                                                          2,090.1          2,035.8
Cash and cash equivalents                                                                     33.5             10.5
Short-term investments under securities loan agreement                                        49.0              1.9
Accrued investment income                                                                     19.2             18.9
Reinsurance recoverable                                                                       84.2             65.1
Deferred policy acquisition costs                                                             77.4             74.6
Value of business acquired                                                                    34.0             36.5
Due from affiliates                                                                            1.4             26.8
Deferred income taxes                                                                         32.5             20.2
Other assets                                                                                  13.2             20.0
Assets held in separate accounts                                                             537.7            513.8
                                                                                    ---------------  ---------------
Total assets                                                                         $     2,972.2    $     2,824.1
                                                                                    ===============  ===============


   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)

                                 Balance Sheets
                        (In millions, except share data)



                                                                                          As of December 31,
                                                                                         2004             2003
                                                                                    ---------------  ---------------
Liabilities and Shareholder's Equity
Policy liabilities and accruals                                                          $ 1,772.5        $ 1,677.2
Due to affiliates                                                                              5.1             13.7
Borrowed money                                                                               100.4            101.5
Payables under securities loan agreement                                                      49.0              1.9
Current income taxes                                                                          16.2              3.7
Other liabilities                                                                             39.7             57.7
Liabilities related to separate accounts                                                     537.7            513.8
                                                                                    ---------------  ---------------
Total liabilities                                                                          2,520.6          2,369.5
                                                                                    ---------------  ---------------
Shareholder's equity:
    Common stock (1,377,863 shares authorized, issued and outstanding,
      $2.00 per share value)                                                                   2.8              2.8
    Additional paid-in capital                                                             1,172.7          1,200.1
    Accumulated other comprehensive income                                                    29.6             35.8
    Retained earnings (deficit)                                                             (753.5)          (784.1)
                                                                                    ---------------  ---------------
Total shareholder's equity                                                                   451.6            454.6
                                                                                    ---------------  ---------------
Total liabilities and shareholder's equity                                               $ 2,972.2        $ 2,824.1
                                                                                    ===============  ===============

   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)

                  Statements of Changes in Shareholder's Equity
                                  (In millions)



                                                                      Accumulated
                                                      Additional         Other          Retained          Total
                                          Common       Paid-In       Comprehensive      Earnings      Shareholder's
                                          Stock        Capital          Income          (Deficit)        Equity
                                       ------------- ------------- ------------------ -------------- ----------------
Balance at December 31, 2001             $      2.8    $  1,194.6     $      6.5       $    8.8        $ 1,212.7
Capital contribution                              -          31.4              -              -             31.4
Dividends to Shareholder                          -             -              -          (14.4)           (14.4)
Comprehensive income:
    Net loss                                      -             -              -         (832.4)          (832.4)
    Other comprehensive income,
      net of tax:
      Unrealized gain on securities
        ($45.0 pretax)                            -             -           28.9              -             28.9
                                                                                                     ----------------
Comprehensive loss                                                                                        (803.5)
                                                                                                     ----------------
Other                                             -          (0.4)             -              -             (0.4)
                                       ------------- ------------- ------------------ -------------- ----------------
Balance at December 31, 2002                    2.8       1,225.6           35.4         (838.0)           425.8
Dividends to Shareholder                          -         (25.5)             -              -            (25.5)
Comprehensive income:
    Net income                                    -             -              -           53.9             53.9
    Other comprehensive income,
      net of tax:
      Unrealized gain on securities
        ($0.8 pretax)                             -             -            0.4              -              0.4
                                                                                                     ----------------
Comprehensive income                                                                                        54.3
                                       ------------- ------------- ------------------ -------------- ----------------
Balance at December 31, 2003                    2.8       1,200.1           35.8         (784.1)           454.6
Dividends to Shareholder                                    (27.2)                                         (27.2)
Comprehensive income:
    Net income                                                                             31.6             31.6
    Other comprehensive income,
      net of tax:
      Unrealized loss on securities
        ($(11.7) pretax)                                                    (7.4)                           (7.4)
                                                                                                     ----------------
Comprehensive income                                                                                        24.2
                                                                                                     ----------------
Other                                                        (0.2)           1.2           (1.0)               -
                                       ------------- ------------- ------------------ -------------- ----------------
Balance at December 31, 2004             $      2.8    $  1,172.7     $     29.6       $ (753.5)       $   451.6
                                       ============= ============= ================== ============== ================


   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)

                            Statements of Cash Flows
                                  (In millions)



                                                                                Year ended December 31,
                                                                        2004              2003             2002
                                                                                        Restated         Restated
                                                                    --------------   --------------   --------------
Cash Flows from Operating Activities:
Net income (loss)                                                          $ 31.6           $ 53.9         $ (832.4)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Capitalization of deferred policy acquisition costs and
      value of business acquired                                            (18.5)           (26.9)           (32.7)
    Amortization of deferred policy acquisition costs and
      value of business acquired                                             19.6             29.5             29.7
    Future policy benefits, claims reserves, and interest credited           58.6              7.0             22.1
    Net realized capital (gains) losses                                      (9.4)           (10.4)             5.6
    Impairment of goodwill                                                      -                -            865.0
    Change in:
      Reinsurance recoverable                                               (19.1)           (18.6)            (1.5)
      Accounts receivable                                                     8.1             (6.7)             4.5
      Accounts payable                                                       (7.8)           (22.5)            (4.0)
      Due from affiliates                                                    16.8             (6.2)            40.2
    Other                                                                    (7.0)             6.8              1.2
                                                                    --------------   --------------   --------------
Net cash provided by operating activities                                    72.9              5.9             97.7
                                                                    --------------   --------------   --------------
Cash Flows from Investing Activities:
    Proceeds from the sale, maturity or redemption of:
      Fixed maturities, available-for-sale                                2,488.1          2,767.9          2,238.6
      Mortgage loans on real estate                                          24.5             44.3             29.7
    Acquisition of:
      Fixed maturities, available-for-sale                               (2,531.1)        (2,879.3)        (2,284.4)
      Mortgage loans on real estate                                         (27.3)           (10.0)            (7.5)
    Short-term investments, net                                               0.1              0.9             (1.0)
    Other, net                                                               (8.4)            (2.4)            (4.6)
                                                                    --------------   --------------   --------------
Net cash used for investing activities                                      (54.1)           (78.6)           (29.2)
                                                                    --------------   --------------   --------------



   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)

                            Statements of Cash Flows
                                  (In millions)



                                                                                Year ended December 31,
                                                                        2004              2003             2002
                                                                                        Restated         Restated
                                                                    --------------   --------------   --------------
Cash Flows from Financing Activities:
    Deposits received for investment contracts                        $     193.2      $     175.5      $     183.5
    Maturities and withdrawals from investment contracts                   (163.1)          (151.1)          (173.0)
    Short-term borrowings, net                                                1.2             28.3             (2.3)
    Dividends to shareholder                                                (27.2)           (25.5)           (14.4)
    Other                                                                     0.1                -              5.8
                                                                    --------------   --------------   --------------
Net cash provided by financing activities                                     4.2             27.2             (0.4)
                                                                    --------------   --------------   --------------
Net increase (decrease) in cash and cash equivalents                         23.0            (45.5)            68.1
Cash and cash equivalents, beginning of year                                 10.5             56.0            (12.1)
                                                                    --------------   --------------   --------------
Cash and cash equivalents, end of year                                $      33.5      $      10.5      $      56.0
                                                                    ==============   ==============   ==============
Supplemental cash flow information:
    Income taxes paid, net                                            $       9.5      $      29.5      $       2.7
                                                                    ==============   ==============   ==============
    Interest paid                                                     $       1.5      $       1.9      $       1.7
                                                                    ==============   ==============   ==============


   The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

1.   Organization and Significant Accounting Policies

     Basis of Presentation

     ReliaStar Life Insurance Company of New York ("RLNY" or the "Company"), a direct, wholly-owned subsidiary of ReliaStar Life Insurance Company ("ReliaStar Life"), is a stock life insurance company organized under the laws of the State of New York. ReliaStar Life is a wholly-owned subsidiary of Lion Connecticut Holdings Inc. ("Lion"), a Connecticut holding and management company. Lion is an indirect, wholly-owned subsidiary of ING
     Groep N.V. ("ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING."

     Until October 1, 2003, the Company was a wholly-owned subsidiary of Security-Connecticut Life Insurance Company ("Security-Connecticut Life"), a Minnesota domiciled insurance company, which provided financial products and services in the United States. Effective October 1, 2003, Security-Connecticut merged with and into ReliaStar Life.

     On April 1, 2002, ReliaStar Life acquired First Golden American Life Insurance Company of New York ("First Golden"), an affiliated entity, for a purchase price of $27.7 in cash and $0.2 in receivables. The purchase price was based on First Golden's statutory-basis book value. ReliaStar Life contributed First Golden to Security-Connecticut at book value per generally accepted accounting principles in the Untied States ("GAAP"). Security-Connecticut contributed First Golden to RLNY, and First Golden was dissolved into RLNY at GAAP book value. The contribution of First Golden to RLNY was recorded as an increase to stockholder's equity of $31.4 which equaled First Golden's April 1, 2002 GAAP book value. Approval for the merger was obtained from the insurance departments of the states of New York and Delaware.

     Statement  of Financial  Accounting  Standards  ("FAS") No. 141,  "Business
     Combinations", excludes transfers of net assets or exchanges of shares between entities under common control, and notes that certain provisions under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", provide a source of guidance for such transactions. In accordance with APB Opinion No. 16, financial information of the combined entity is presented as if the entities had been combined for the full year, and all comparative financial statements are restated and presented as if the entities had previously been combined, in a manner similar to a pooling-of-interests. The balance sheets and statements of operations give effect to the consolidation transactions as if they had occurred on January 1, 2002.

     The financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Description of Business

     The Company is principally engaged in the business of providing life insurance and related financial services products. The Company provides and distributes individual life insurance and annuities; employee benefit products and services; and retirement plans. The Company operates primarily in the United States and is authorized to conduct business in all 50 states and the District of Columbia.

     Recently Adopted Accounting Standards

     Accounting   and   Reporting   by   Insurance   Enterprises   for   Certain
     Nontraditional Long-Duration Contracts and for Separate Accounts

     The Company adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," on January 1, 2004. SOP 03-1 established several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and the revenues and expenses related to such arrangements be consolidated with the respective line items in the Statements of Operations. In addition, the SOP requires additional liabilities be established for certain guaranteed death benefits and for products with certain patterns of cost of insurance charges. Sales inducements provided to contractowners and policyholders must also be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

     The Company evaluated all requirements of SOP 03-1 and determined that it is affected by the SOP's requirements to account for certain separate account arrangements as general account arrangements, to establish additional liabilities for certain guaranteed benefits and for products with patterns of cost of insurance charges that result in gains followed by losses in later policy durations from the insurance benefit function, and to defer and amortize sales inducements to contractowners and policyholders. Upon adoption of the SOP on January 1, 2004, the Company recognized a cumulative effect of a change in accounting principle of $(10.8), before tax or $(7.0), net of $3.8 of income taxes. In addition, requirements for certain separate account arrangements that do not meet the established criteria for separate asset and liability recognition are applicable to the Company, however, the Company's policies on separate account assets and liabilities have historically been, and continue to be, in conformity with the requirements newly established.

     In the fourth quarter of 2004, the cumulative effect of a change in accounting principle was revised due to the implementation of Technical

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Practice Aid 6300.05 - 6300.08, "Q&As Related to the Implementation of SOP 03-1, "Accounting and Reporting by Insurance Enterprises, for Certain Nontraditional Long-Duration Contracts and for Separate Accounting" (the "TPA").

     The TPA, which was approved in September 2004, provides additional guidance regarding certain implicit assessments that may be used in testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1. In addition, the TPA provides additional guidance surrounding the allowed level of aggregation of additional liabilities determined under the SOP. While the TPA was implemented during the fourth quarter of 2004, the TPA was retroactive to the original implementation date of SOP 03-1, January 1, 2004 and was reported as an adjustment to the SOP 03-1 cumulative effect change in accounting principle. The adoption of the TPA resulted in an adjustment of the Company's cumulative effect change in accounting principle by $7.8, net of $4.2 of income tax.

     The implementation of SOP 03-1 raised questions regarding the interpretation of the requirements of FAS No. 97 "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 97-1 ("FSP FAS 97-1"), "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, `Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,' Permit or Require Accrual of an Unearned Revenue Liability," effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004. The Company adopted FSP FAS 97-1 on July 1, 2004. The adoption of FSP FAS 97-1 did not have an impact on the Company's financial position, results of operations or cash flows.

     The Meaning of Other-than-temporary Impairment and its Application to Certain Investments

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," requiring that a three-step impairment model be applied to securities within its scope. The three-step model is to be applied on a security-by-security basis as follows:

     Step 1: Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its cost basis.
     Step 2: Evaluate whether an impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost and its fair value.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     On September 30, 2004, the FASB issued FASB Staff Position No. EITF Issue 03-1-1 ("FSP EITF 03-1-1"), "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delayed the EITF Issue No. 03-1 original effective date of July 1, 2004 for steps two and three of the impairment model introduced. The delay is in effect until a final consensus can be reached on such guidance. Despite the delay of the implementation of steps two and three, other-than-temporary impairments are still to be recognized as required by existing guidance.

     Earlier consensus reached by the EITF on this issue required that certain quantitative and qualitative disclosures be made for unrealized losses on debt and equity securities that have not been recognized as other-than-temporary impairments. These disclosures were adopted by the Company, effective December 31, 2003, and are included in the Investments footnote.

     Accounting for Derivative Instruments and Hedging Activities

     In 2003, the Derivative Implementation Group ("DIG") who was responsible for issuing guidance on behalf of the FASB for implementation of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Credit Worthiness of the Obligor Under Those Instruments" ("DIG B36"). Under this interpretation, modified coinsurance and coinsurance with funds withheld reinsurance agreements, as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or a total return debt index, may be determined to contain embedded derivatives that are required to be bifurcated. The Company adopted DIG B36 on October 1, 2003, and the adoption had no impact on the Company's financial position, results of operations or cash flows.

     Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying Variable Interest Entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

     In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

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

     The Company holds investments in VIEs in the form of private placement securities, structured securities, securitization transactions, and limited partnerships with an aggregate fair value of $643.6 as of December 31, 2004. These VIEs are held by the Company for investment purposes. Consolidation of these investments in the Company's financial statements is not required as the Company is not the primary beneficiary for any of these VIEs. Book value as of December 31, 2004, of $628.8 represents the maximum exposure to loss except for those structures for which the Company also receives asset management fees.

     Goodwill Impairment

     During 2002, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). The adoption of this standard resulted in an impairment loss of $865.0, net of $465.8 of income tax, related to prior acquisitions, recorded retroactive to the first quarter of 2002;
     prior quarters of 2002 were restated accordingly. This impairment loss represented the entire carrying amount of goodwill, net of accumulated amortization. This impairment charge was shown as a change in accounting principle on the 2002 Statement of Operations.

     Guarantees

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to clarify accounting and disclosure requirements relating to a guarantor's issuance of certain types of guarantees. FIN 45 requires entities to disclose additional information about certain guarantees, or groups of similar guarantees, even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provisions are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has performed an assessment of its guarantees and believes that all of its significant guarantees are excluded from the scope of this interpretation.

     New Accounting Pronouncements

     In December 2004, the FASB issued FAS No. 123 (revised 2004), "Share-Based Payment", which requires all share-based payments to employees be recognized in the financial statements based upon the fair value. FAS 123R is effective at the beginning of the first interim or annual period beginning after June 15, 2005. Earlier adoption is encouraged. FAS 123R provides two transition methods, modified-prospective and modified-retrospective.

     The modified-prospective method recognizes the grant-date fair value of compensation for new awards granted after the effective date and unvested awards beginning in the fiscal period in which the recognition provisions are first applied. Prior periods are not restated. The modified-retrospective method permits entities to restate prior periods by recognizing the compensation cost based on the amount previously reported in the pro forma footnote disclosures as required under FAS No. 123, "Accounting for Stock-Based Compensation".

     The Company intends to early adopt the provisions of FAS 123R on January 1, 2005, using the modified-prospective method. Due to the Company's few number of employees, the adoption of FAS 123R is not expected to have a material impact on the Company's financial position, results of operations, or cash flows. Prior to January 2005, the Company applied the intrinsic value-based provisions set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Reclassifications

     Certain   reclassifications   have  been  made  to  prior  year   financial
     information  to conform to the current year  classifications  (see footnote
     15).

     Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity of 90 days or less when purchased.

     Investments

     All of the Company's fixed maturity and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in shareholder's equity, after adjustment for related changes in deferred acquisition costs ("DAC"), value of business acquired ("VOBA") and deferred income taxes.

     Other-Than-Temporary Impairments

     The Company analyzes the general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Management considers the length of the time and the extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of a debt security will not be collected, an other-than-temporary impairment is considered to have occurred.

     In addition, the Company invests in structured securities that meet the criteria of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

     When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss accounted for as a realized loss.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Purchases and Sales

     Purchases and sales of fixed maturities and equity securities (excluding private placements) are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date.

     Valuation

     Fair values for fixed maturities are obtained from independent pricing services or broker-dealer quotations. Fair values for privately placed bonds are determined using a matrix-based model. The matrix-based model considers the level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. The fair values for equity securities are based on quoted market prices. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value, where applicable.

     Mortgage loans on real estate are reported at amortized cost less impairment writedowns. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan (discounted at the loan's effective interest rate), or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent writedown charged to realized loss.

     Policy loans are carried at unpaid principal balances.

     Short-term investments, consisting primarily of money market instruments and other fixed maturity issues purchased with an original maturity of 91 days to one year, are considered available-for-sale and are carried at fair value, which approximates amortized cost.

     Securities Lending

     The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent and retained and invested by the lending agent according to the Company's guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the fair value of the loaned securities fluctuates.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Repurchase Agreements

     The Company engages in dollar repurchase agreements ("dollar rolls") and repurchase agreements. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, and the offsetting collateral liability is included in borrowed money on the Balance Sheets.

     The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. Reverse repurchase agreements are included in cash equivalents on the Balance Sheets.

     Derivatives

     The Company's use of derivatives is limited primarily to hedging purposes. However, these derivatives are not accounted for using hedge accounting treatment under FAS No. 133 as the Company does not seek hedge accounting treatment. The Company enters into interest rate, and currency contracts, including swaps, caps, floors, options and futures, to reduce and manage risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held. Changes in the fair value of open derivative contracts are recorded in net realized capital gains and losses. Derivatives are included in other investments on the Balance Sheets.

     Deferred Policy Acquisition Costs and Value of Business Acquired

     DAC represent policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and agency expenses, related to the production of new and renewal business.

     VOBA represents the outstanding value of in force business capitalized and is subject to amortization in purchase accounting when the Company was acquired. The value is based on the present value of estimated net cash flows embedded in the Company's contracts.

     The amortization methodology used for DAC and VOBA varies by product type. Statement of Financial Accounting Standards ("FAS") No. 60, "Accounting and Reporting by Insurance Enterprises," applies to traditional life insurance products, primarily traditional whole life and term life insurance contracts. Under FAS No. 60, DAC and VOBA are amortized over the premium payment period, in proportion to the premium revenue recognized.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     FAS No. 97 applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, DAC and VOBA are amortized, with interest, over the life of the related contracts (usually 25 years) in relation to the present value of estimated future gross profits from investment, mortality, and expense margins; asset-based fees, policy administration, and surrender charges; less policy maintenance fees and non-capitalized commissions, as well as realized gains and losses on investments.

     Changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates. Several assumptions are considered significant in the estimation of future gross profits associated with variable universal life and variable deterred annuity products. One of the most significant assumptions involved in the estimation of future gross profits is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Other significant assumptions include surrender and lapse rates, estimated interest spread, and estimated mortality.

     Due to the relative size and sensitivity to minor changes in underlying assumptions of DAC and VOBA balances, the Company performs a quarterly and annual analysis of DAC and VOBA for the annuity and life businesses, respectively. The DAC and VOBA balances are evaluated for recoverability and are reduced to the extent that estimated future gross profits are inadequate to recover the asset.

     At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised ("unlocking") retroactively to the date of the policy or contract issuance. The cumulative prior period adjustment is recognized as a component of current period amortization. In general, increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. However, decreases in investment, mortality, and expense margins, and thus estimated future profits, increase the rate of amortization.

     Reserves

     The Company establishes and carries actuarially determined reserves which are calculated to meet its future obligations. Reserves are calculated using mortality and withdrawal rate assumptions are based on relevant Company experience and are periodically reviewed against both industry standards and experience.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Future policy benefits include reserves for universal life, immediate annuities with life contingent payouts, and traditional life insurance contracts. Reserves for universal life products are equal to cumulative deposits less withdrawals and charges plus credited interest thereon. In addition, the Company holds reserves as required by SOP 03-1 for certain products with anticipated losses in later policy durations. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums.

     Reserves for immediate annuities with life contingent payout benefits are computed on the basis of interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by plan, year of issue and policy duration. Reserve interest rates range from 3.95% to 13.19% for all years presented. Changes in or deviations from the assumptions used can significantly affect the Company's reserve level and related future operations.

     Reserves for deferred annuity investment contracts and immediate annuities without life contingent benefits are equal to cumulative deposits less charges and withdrawals plus credited interest thereon (reserve interest rates vary by product up to 7.1% for 2004, 2003 and 2002).

     Sales Inducements

     Sales inducements represent benefits paid to contractowners and policyholders that are incremental to the amounts the Company credits on similar contracts and are higher than the contracts expected ongoing crediting rates for periods after the inducement. As of January 1, 2004, such amounts are reported separately on the Balance Sheets in accordance with SOP 03-1. Prior to 2004, sales inducements were recorded as a component of DAC on the Balance Sheets. Beginning in 2004, sales inducements are amortized as a component of benefit expense using methodology and assumptions consistent with those used for amortization of DAC. Sales inducements are recorded in other assets on the Balance Sheets.

     Revenue Recognition

     For universal life and certain annuity contracts, charges assessed against contractowners'and policyholders' funds for the cost of insurance, surrender, expenses and other fees are recorded as revenue. Other amounts received for these contracts are reflected as deposits and are not recorded as revenue. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts. When annuity payments with life contingencies begin under contracts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity and reflected as an offsetting

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     amount in both premiums and current and future benefits in the Statements of Operations.

     Separate Accounts

     Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractowners and policyholders who bear the investment risk, subject, in limited cases, to minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such contractowners and policyholders. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

     Separate account assets supporting variable options under universal life and annuity contracts are invested, as designated by the contractowner/policyholder or participant (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) under a contract in shares of mutual funds which are managed by the Company or its affiliates, or in other selected mutual funds not managed by the Company or its affiliates.

     Separate account assets and liabilities are carried at fair value and shown as separate captions in the Balance Sheets. Deposits, investment income, and net realized and unrealized capital gains and losses of the Separate accounts are not reflected in the Statements of Operations. The Statements of Cash Flows do not reflect investment activity of the separate accounts.

     Assets and liabilities of separate account arrangements that do not meet the criteria in SOP 03-1 for separate presentation in the Balance Sheets (those arrangements supporting the guaranteed interest option) were reclassified to the general account on January 1, 2004, in accordance with the SOP 03-1 requirements.

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

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Income Taxes

     The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.


2.   Investments

     Fixed maturities and equity securities available-for-sale as of December 31, 2004, were as follows:


                                                                           Gross            Gross
                                                       Amortized        Unrealized       Unrealized           Fair
                                                         Cost              Gains           Losses             Value
                                                    ----------------  ---------------- ----------------  ----------------
     Fixed maturities:
     U.S. government and government
         agencies and authorities                     $        56.2     $         0.4    $         0.2     $        56.4
     States, municipalities and political
         subdivisions                                           1.6               0.1                -               1.7

     U.S. corporate securities:
         Public utilities                                     154.3               7.9              0.8             161.4
         Other corporate securities                           695.2              35.9              3.0             728.1
                                                    ----------------  ---------------- ----------------  ----------------
           Total U.S. corporate securities                    849.5              43.8              3.8             889.5
                                                    ----------------  ---------------- ----------------  ----------------

     Foreign securities:
         Government                                            28.0               0.6              0.2              28.4
         Other                                                168.0               6.6              1.9             172.7
                                                    ----------------  ---------------- ----------------  ----------------
           Total foreign securities                           196.0               7.2              2.1             201.1
                                                    ----------------  ---------------- ----------------  ----------------

     Residential mortgage-backed securities                   373.5               2.5              2.1             373.9
     Commercial mortgage-backed securities                    119.0               8.2              0.3             126.9
     Other asset-backed securities                            107.1               6.1              1.1             112.1
                                                    ----------------  ---------------- ----------------  ----------------

     Total fixed maturities, including
         fixed maturities pledged                           1,702.9              68.3              9.6           1,761.6
     Less: fixed maturities pledged                           149.7               0.3              1.5             148.5
                                                    ----------------  ---------------- ----------------  ----------------

     Fixed maturities                                       1,553.2              68.0              8.1           1,613.1
     Equity securities                                          6.9               0.7                -               7.6
                                                    ----------------  ---------------- ----------------  ----------------
     Total investments available-for-sale             $     1,560.1     $        68.7    $         8.1     $     1,620.7
                                                    ================  ================ ================  ================


ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Fixed maturities and equity securities available-for-sale as of December 31, 2003, were as follows:


                                                                         Gross          Gross
                                                        Amortized      Unrealized     Unrealized       Fair
                                                           Cost          Gains          Losses        Value
                                                       -------------  -------------  ------------- -------------
     Fixed maturities:
     U.S. government and government
         agencies and authorities                        $      7.4     $      0.3     $        -    $      7.7
     States, municipalities and political
         subdivisions                                           1.8            0.1              -           1.9

     U.S. corporate securities:
         Public utilities                                     127.6            9.3            0.5         136.4
         Other corporate securities                           732.5           48.3            5.9         774.9
                                                       -------------  -------------  ------------- -------------
            Total U.S. corporate securities                   860.1           57.6            6.4         911.3
                                                       -------------  -------------  ------------- -------------

     Foreign securities:
         Government                                            28.0            0.4            0.2          28.2
         Other                                                141.2            6.9            2.8         145.3
                                                       -------------  -------------  ------------- -------------
            Total foreign securities                          169.2            7.3            3.0         173.5
                                                       -------------  -------------  ------------- -------------

     Residential mortgage-backed securities                   399.7            4.0            1.3         402.4
     Commercial mortgage-backed securities                    106.1            9.6            0.3         115.4
     Other asset-backed securities                            100.3            8.6            1.3         107.6
                                                       -------------  -------------  ------------- -------------

     Total fixed maturities, including
         fixed maturities pledged                           1,644.6           87.5           12.3       1,719.8
     Less: Fixed maturities pledged                           106.2            0.5            1.1         105.6
                                                       -------------  -------------  ------------- -------------

     Fixed maturities                                       1,538.4           87.0           11.2       1,614.2
     Equity securities                                          6.9            0.1            0.3           6.7
                                                       -------------  -------------  ------------- -------------
     Total investments available-for-sale                $  1,545.3     $     87.1     $     11.5    $  1,620.9
                                                       =============  =============  ============= =============


     At December 31, 2004 and 2003, net unrealized appreciation was $59.4 and $75.0, respectively, on total fixed maturities, including fixed maturities pledged to creditors and equity securities.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     The aggregate unrealized losses and related fair value of total fixed maturities, including fixed maturities pledged to creditors, and equity securities with unrealized losses as of December 31, 2004, are shown below by duration:

                                                Unrealized             Fair
                                                    Loss               Value
                                             ----------------    ---------------
     Duration category:
         Less than six months below cost       $      2.7          $   335.4
         More than six months and less
           than twelve months below cost              2.5              131.8
         More than twelve months below cost           4.4               78.6
                                             ----------------    ---------------
     Total investments available-for-sale      $      9.6          $   545.8
                                             ================    ===============

     Of the unrealized losses less than 6 months in duration of $2.7, there were $1.0 in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. The remaining losses of $1.7, as of December 31, 2004, related to securities reviewed for impairment under the guidance proscribed by EITF Issue No. 99-20. This category includes U.S. government-backed securities, principal protected securities, and structured securities, that did not have an adverse change in cash flows for which the carrying amount was $145.6.

     Of the unrealized losses more than 6 months and less than 12 months in duration of $2.5, there were $2.0 in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. The remaining losses of $0.5, as of December 31, 2004, related to securities reviewed for impairment under the guidance proscribed by EITF Issue No. 99-20. This category includes U.S. government-backed securities, principal protected securities, and structured securities, that did not have an adverse change in cash flows for which the carrying amount was $46.8.

     Of the unrealized losses more than 12 months in duration of $4.4, there were $3.1 in unrealized losses that are primarily related to interest rate movement or spread widening for other than credit-related reasons. The remaining losses of $1.3, as of December 31, 2004, related to securities reviewed for impairment under the guidance proscribed by EITF Issue No. 99-20. This category includes U.S. government-backed securities, principal protected securities, and structured securities, that did not have an adverse change in cash flows for which the carrying amount was $13.6.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     The amortized cost and fair value of total fixed maturities as of December 31, 2004 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

                                                   Amortized           Fair
                                                     Cost              Value
                                                --------------    --------------
     Due to mature:
         One year or less                          $    41.0         $    41.8
         After one year through five years             456.7             474.4
         After five years through ten years            285.1             297.9
         After ten years                               320.5             334.6
         Mortgage-backed securities                    492.5             500.8
         Other asset-backed securities                 107.1             112.1
     Less: fixed maturities pledged to
             creditors                                 149.7             148.5
                                                --------------    --------------
     Fixed maturities, exluding fixed
       maturities pledged                          $ 1,553.2         $ 1,613.1
                                                ==============    ==============

     The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at December 31, 2004.

     At December 31, 2004 and 2003, fixed maturities with carrying values of $6.0 and $6.1, respectively, were on deposit as required by regulatory authorities.

     The Company enters into dollar repurchase agreements ("dollar rolls") and repurchase agreements to increase its return on investments and improve liquidity. At December 31, 2004 and 2003, the carrying value of the securities pledged in dollar rolls and repurchase agreements was $100.7 and $103.8, respectively. The carrying value of the securities pledged in dollar rolls and repurchase agreements is included in pledged securities on the Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements totaled $100.4 and $101.5 at December 31, 2004 and 2003, respectively. The repurchase obligation related to dollar rolls and repurchase agreements is included in borrowed money on the Balance Sheets.

     The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. Reverse repurchase agreements are included in Cash Equivalents on the Balance Sheets. At December 31, 2004 and 2003, the carrying value of the securities in reverse repurchase agreements was $32.0 and $8.0, respectively.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

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

     The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at December 31, 2004. The
     Company believes the counterparties to the dollar roll, repurchase and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

     Impairments

     The  following   table   identifies   the  Company's   other-than-temporary
     impairments by type:

                                            2004                        2003                       2002
                                 --------------------------- -------------------------- --------------------------
                                                  No. of                     No. of                     No. of
                                  Impairment    Securities    Impairment   Securities    Impairment   Securities
                                 -------------  ------------ ------------- ------------ ------------- ------------
     U.S. Corporate                $   0.8             1       $   2.7            2       $   0.7            1
     Asset-backed                        -             -           2.0            6           2.3            7
     Equity                              -             -           0.1            1           0.1            1
     Limited Partnerships              0.1             2             -            -             -            -
                                 -------------  ------------ ------------- ------------ ------------- ------------
     Total                         $   0.9             3       $   4.8            9       $   3.1            9
                                 =============  ============ ============= ============ ============= ============


     The remaining fair value of impaired fixed maturities at December 31, 2004, 2003 and 2002 is $4.0, $7.5 and $25.9, respectively.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Net Investment Income

     Sources of net investment income were as follows:


                                                                         Year ended December 31,
                                                              2004               2003                2002
                                                        -----------------  ------------------  -----------------
     Fixed maturities                                     $   98.7           $   102.2           $  108.7
     Equity securities                                           -                   -                0.5
     Mortgage loans on real estate                            16.5                18.7               20.7
     Policy loans                                              7.0                 5.8                5.9
     Short-term investments and cash equivalents               0.3                 0.2                0.3
     Other                                                     1.0                (0.9)              (0.7)
                                                        -----------------  ------------------  -----------------
     Gross investment income                                 123.5               126.0              135.4
     Less: investment expense                                 (1.3)               (1.6)              (2.3)
                                                        -----------------  ------------------  -----------------
     Net investment income                                $  122.2           $   124.4           $  133.1
                                                        =================  ==================  =================


     Net Realized Capital Gains and Losses

     Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and sale proceeds from sale, maturity, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments. Net realized capital gains (losses) on investments were as follows:


                                                                         Year ended December 31,
                                                              2004                2003               2002
                                                        -----------------   -----------------  -----------------
     Fixed maturities                                     $     9.3           $    10.2          $    (2.5)
     Equity securities                                            -                (0.1)               0.2
     Other                                                     (0.1)                0.5               (0.9)
                                                        -----------------   -----------------  -----------------
     Pretax realized capital gains (losses)               $     9.2           $    10.6          $    (3.2)
                                                        =================   =================  =================
     After-tax realized capital gains (losses)            $     6.0           $     6.9          $    (2.1)
                                                        =================   =================  =================



     Proceeds from the sale of total fixed maturities and equity securities and the related gross gains and losses were as follows:


                                                                         Year ended December 31,
                                                              2004               2003                2002
                                                        -----------------  -----------------   -----------------
     Proceeds on sales                                    $ 1,300.8          $ 1,677.2           $ 1,425.1
     Gross gains                                               14.7               23.7                40.0
     Gross losses                                               4.7               13.5                42.2


ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Changes in shareholder's equity related to changes in accumulated other comprehensive income (unrealized capital gains and losses on securities including securities pledged) were as follows:


                                                                         Year ended December 31,
                                                              2004               2003                2002
                                                        -----------------  -----------------   -----------------
     Fixed maturities                                     $   (16.5)         $    (3.3)          $    33.8
     Equity securities                                          0.9               (0.2)                0.1
     DAC/VOBA                                                   3.8                4.4                11.5
     Other                                                      0.1               (0.1)               (0.4)
                                                        -----------------  -----------------   -----------------
     Subtotal                                                 (11.7)               0.8                45.0
     Less: (Decrease) increase in deferred
             income taxes                                      (4.3)               0.4                16.1
                                                        -----------------  -----------------   -----------------
     Net (decrease) increase in accumulated other
        comprehensive (loss) income                       $    (7.4)         $     0.4           $    28.9
                                                        =================  =================   =================


     Shareholder's equity included the following accumulated other comprehensive income (loss):


                                                                          As of December 31,
                                                              2004               2003               2002
                                                        -----------------  -----------------  ------------------
     Net unrealized capital gains (losses):
         Fixed maturities                                 $         58.7     $         75.2     $          78.5
         Equity securities                                           0.7               (0.2)                  -
         DAC/VOBA                                                  (14.1)             (17.9)              (22.3)
         Other                                                      (1.2)              (1.3)               (1.2)
                                                        -----------------  -----------------  ------------------
     Subtotal                                                       44.1               55.8                55.0
     Less: Deferred income taxes                                    15.7               20.0                19.6
                                                        -----------------  -----------------  ------------------
     Net unrealized capital gains                                   28.4               35.8                35.4
     Other                                                           1.2                  -                   -
                                                        -----------------  -----------------  ------------------
     Net accumulated other comprehensive
         income                                           $         29.6     $         35.8     $          35.4
                                                        =================  =================  ==================

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities, including securities pledged, were as follows:


                                                                         Year ended December 31,
                                                              2004                2003               2002
                                                        -----------------   -----------------  -----------------
     Unrealized holding gains (losses) arising
         the year (1)                                      $    (2.7)         $      4.9         $   30.1
     Less: reclassification adjustment for gains
         (losses) and other items included in
         net income (2)                                          4.7                 4.5              1.2
                                                        -----------------   -----------------  -----------------
     Net unrealized gains (losses) on securities           $    (7.4)         $      0.4         $   28.9
                                                        =================   =================  =================


     (1) Pretax unrealized holding gains (losses) were $(3.5), $7.5 and $46.3, for the years ended December 31, 2004, 2003 and 2002, respectively.

     (2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $7.3, $6.9 and $1.8, for the years ended December 31, 2004, 2003 and 2002, respectively.


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

     FAS No. 107 excludes certain financial instruments, including insurance contracts and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Fixed maturities: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices. The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values. Fair values of privately placed bonds are determined using a matrix-based pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     cash flow characteristics of the security. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bonds. Fair values for privately placed bonds are determined through consideration of factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantee and the Company's evaluation of the borrower's ability to compete in their relevant market. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond.

     Equity securities: Fair values of these securities are based upon quoted market value. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion price where applicable.

     Mortgage loans on real estate: The fair values for mortgage loans on real estate are estimated using discounted cash flow analyses and rates currently being offered in the marketplace for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.

     Cash, cash equivalents, short-term investments and policy loans: The carrying amounts for these assets approximate the assets' fair values.

     Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the individual securities in the separate accounts.

     Other financial instruments reported as assets: The carrying amounts for these financial instruments (primarily limited partnerships) approximate those assets' fair values.

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

     Liabilities related to separate accounts: Liabilities related to separate accounts are reported at full account value in the Company's historical balance sheet. Estimated fair values of separate account liabilities are equal to their carrying amount.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 2004 and 2003 were as follows:


                                                                       2004                         2003
                                                           ---------------------------- ----------------------------
                                                             Carrying        Fair         Carrying         Fair
                                                              Value          Value         Value          Value
                                                           ------------- -------------- -------------  -------------
     Assets:
         Fixed maturity, including securities pledged       $   1,761.6   $    1,761.6   $   1,719.8    $   1,719.8
         Equity securities                                          7.6            7.6           6.7            6.7
         Mortgage loans on real estate                            213.0          231.5         209.7          235.1
         Policy loans                                              90.9           90.9          86.6           86.6
         Cash, cash equivalents and
           short-term investments under securities
           loan agreement                                          82.5           82.5          12.4           12.4
         Other investments                                         17.0           17.0          13.0           13.0
         Assets held in separate accounts                         537.7          537.7         513.8          513.8
     Liabilities:
         Investment contract liabilities:
         Deferred annuities                                       379.5          377.6         382.9          307.6
         Supplementary contracts and
           immediate annuities                                     31.5           31.5          13.3           13.3
         Liabilities related to separate accounts                 537.7          537.7         513.8          513.8


     Fair  value  estimates  are made at a  specific  point  in  time,  based on available market information and judgments about various financial instruments, such as estimates of timing and amounts of future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instruments. In evaluating the Company's management of interest rate, price, and liquidity risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

     Derivative Financial Instruments

     Standard & Poor's ("S&P") Options are used to hedge against an increase in the S&P Index. Such increase results in increased reserve liabilities, and the options offset this increased expense. The options are accounted for in a consistent manner with the underlying reserve liabilities, both of which are carried at fair value with the change in value recorded in the Statements of Operations. If the options mature in the money, the amount received is recorded in income to offset the increased expense for the reserve liabilities. The notional amount, carrying value, and estimated fair value of the Company's open options as of December 31, 2004 were $8.0, $0.3, and $0.3, respectively. There were no S&P Options outstanding as of December 31, 2003.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

4.   Deferred Policy Acquisition Cost and Value of Business Acquired

     Activity for the years ended December 31, 2004, 2003 and 2002, within VOBA was as follows:

     Balance at December 31, 2001                                $     64.7
         Adjustment for unrealized gains and losses                    (4.0)
         Additions                                                      4.5
         Interest accrued at 5% - 7%                                    1.1
         Amortization                                                 (18.1)
                                                                ----------------
     Balance at December 31, 2002                                      48.2
         Adjustment for unrealized gains and losses                     6.8
         Additions                                                      3.5
         Interest accrued at 5% - 7%                                    0.5
         Amortization                                                 (22.5)
                                                                ----------------
     Balance at December 31, 2003                                      36.5
         Adjustment for unrealized gains and losses                     3.7
         Additions                                                      3.3
         Interest accrued at 5% - 7%                                    2.8
         Amortization                                                 (12.3)
                                                                ----------------
     Balance at December 31, 2004                                $     34.0
                                                                ================

     The estimated amount of VOBA to be amortized, net of interest, over the next five years is $5.0, $4.3, $4.0, $3.7, and $3.5 for the years 2005, 2006, 2007, 2008 and 2009, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

     Analysis of DAC/VOBA - Annuity

     The actual separate account return exhibited by the variable funds associated with the Company's liabilities in 2004 exceeded the long-term assumption, thereby producing deceleration of DAC/VOBA amortization of $0.1 before tax, or $0.07, net of $0.03 of federal income tax expense for the year ended December 31, 2004.

     During 2003, the Company reset long-term assumptions for the separate account returns from 9.0% to 8.5% (gross before fund management fees, mortality, expense, and other policy charges) reflecting a blended return of equity and other sub-accounts. The 2003 unlocking adjustment was driven by this change in the separate account returns assumption along with other prospective assumption changes. For the year ended December 31, 2003, the Company recorded an acceleration of DAC/VOBA amortization totaling $5.4 before tax, or $3.5, net of $1.9 of federal income tax benefit.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     As part of the regular analysis of DAC/VOBA, at the end of 2002, the Company unlocked its long-term rate of return assumptions. The Company reset long-term assumptions for the separate account returns to 9.0% (gross before fund management fees, mortality, expense, and other policy charges) as of December 31, 2002, reflecting a blended return of equity and other
     sub-accounts.   The  unlocking  adjustment  was  primarily  driven  by  the sustained downturn in the equity markets and revised expectations for future returns. During 2002, the Company recorded an acceleration of DAC\VOBA amortization totaling $1.5 before tax, or $1.0, net of $0.5 of federal income tax benefit.

     Analysis of DAC/VOBA - Life

     As part of the regular analysis of DAC/VOBA, at the end of each of the years ended December 31, 2004, 2003, and 2002, the Company unlocked its long-term rate of return assumptions due to assumption changes related to mortality, lapse, expense and interest amounts, portfolio return, as well as modeling improvements. The impact of unlocking on the amortization of DAC/VOBA was a decrease of $9.8 in 2004, an increase of $5.5 in 2003, and a decrease of $4.4 in 2002.


5.   Dividend Restrictions and Shareholder's Equity

     The Company paid $27.2, $25.5 and $14.4 in cash dividends to ReliaStar Life in 2004, 2003 and 2002, respectively.

     The Company did not receive capital contributions in 2004 and 2003. The Company received capital contributions of $31.4 in 2002 from Security-Connecticut, related to the First Golden merger with and into the Company.

     The Company's ability to pay cash dividends to its parent is restricted by law or subject to approval of the insurance regulatory authorities of the State of New York. This authority recognizes only statutory accounting practices for determining the ability of an insurer to pay dividends to its shareholders. Without approval of the Superintendent of the State of New York, the Company may not pay in any calendar year any dividend which, when combined with other dividends paid within that calendar year exceeds the lesser of (i) 10% of the Company's statutory surplus at the prior year end or (ii) 100% of the Company's statutory net gain from operations for the prior calendar year, not including realized capital gains.

     The Insurance Department of the State of New York (the "Department"), recognizes as net income, capital and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from generally accepted

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     accounting principles in the United States. Statutory capital and surplus of the Company was $260.9, $278.7 and $267.0 at December 31, 2004, 2003 and 2002, respectively. Statutory net gain from operations excluding realized capital gains (losses) was $21.0, $42.8, and $28.8 for the years ended December 31, 2004, 2003, and 2002, respectively.

     As of December 31, 2004, the Company does not utilize any statutory accounting practices, which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.


6.   Additional Insurance Benefits and Minimum Guarantees

     Under SOP 03-1, the Company calculates additional liabilities ("SOP reserves") for certain guaranteed benefits and for universal life products with certain patterns of cost of insurance charges. The SOP reserve recognized for such products was in addition to the liability previously held (the "Account Value") and was to recognize the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

     In accordance with the methodology outlined in the SOP, the SOP reserve for life insurance products is calculated using the same assumptions used in the determination of estimated gross profits, according to which, deferred acquisition costs are amortized. RLNY calculates a benefit ratio for each block of business subject to the SOP, and calculates an SOP reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess death benefits during the period. The SOP reserve is accumulated at interest rates using the contract-credited rate for the period. The calculated reserve includes a provision for universal life contracts with patterns of cost of insurance charges and certain other fees that produce expected gains from the insurance benefit function followed by losses from that function in later years.

     The SOP reserve for variable annuity guaranteed minimum death benefits ("GMDB") is determined each period by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

     As of December 31, 2004, the separate account liability for annuities subject to SOP 03-1 due to minimum guaranteed benefits was $0.2.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     The aggregate fair value of assets is $213.9 of equity securities (including mutual funds) supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2004.


7.   Sales Inducements

     Sales inducements represent benefits paid to contractowners and policyholders that are incremental to the amounts the Company credits on similar contracts and are higher than the contracts expected ongoing crediting rates for periods after the inducement. As of January 1, 2004, such amounts are reported separately on the Balance Sheets in accordance with SOP 03-1. Prior to 2004, sales inducements were recorded as a component of DAC on the Balance Sheets. Sales inducements are amortized as a component of benefit expense using methodology and assumptions consistent with those used for amortization of DAC. Beginning in 2004, the Company capitalized $1.1 and amortized $0.4 of sales inducements. The unamortized balance of capitalized sales inducements as of December 31, 2004 is $1.3, recorded in other assets on the Balance Sheets.


8.   Unpaid Accident and Health Claims


     The change in the liability for unpaid accident and health claims and claim adjustment expenses is summarized as follows:


                                                        2004                2003               2002
                                                  -----------------   -----------------  -----------------
     Balance at January 1                           $    17.0           $    17.5          $    14.5
         Less: Reinsurance recoverable                   11.0                14.2               13.4
                                                  -----------------   -----------------  -----------------
     Net balance at January 1                             6.0                 3.3                1.1
     Incurred related to:
         Current year                                     3.8                 4.0                1.1
         Prior years                                      1.8                 1.3                1.2
                                                  -----------------   -----------------  -----------------
     Total incurred                                       5.6                 5.3                2.3
     Paid related to:
         Current year                                     4.1                   -               (0.2)
         Prior years                                      1.6                 2.6                0.3
                                                  -----------------   -----------------  -----------------
     Total paid                                           5.7                 2.6                0.1
                                                  -----------------   -----------------  -----------------
     Net balance at December 31                           5.9                 6.0                3.3
         Plus: Reinsurance recoverables                   3.7                11.0               14.2
                                                  -----------------   -----------------  -----------------
     Balance at December 31                         $     9.6           $    17.0          $    17.5
                                                  =================   =================  =================


     The liability for unpaid accident and health claims is included in policy liabilities and accruals on the Balance Sheets.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

9.   Income Taxes


     The Company files a consolidated federal income tax return with its parent, ReliaStar Life. The Company has a federal tax allocation agreement with its parent whereby the Company is charged for taxes it would have incurred were it not a member of a consolidated group and is credited for losses at the statutory federal tax rate.

     Income taxes from continuing operations consist of the following:


                                                                        Year ended December 31,
                                                              2004               2003               2002
                                                        -----------------  -----------------  ------------------
     Current tax expense:
       Federal                                             $      25.0       $      20.9         $      14.3
                                                        -----------------  -----------------  ------------------
          Total current tax expense                               25.0              20.9                14.3
                                                        -----------------  -----------------  ------------------
     Deferred tax expense:
       Federal                                                    (8.4)              5.4                 3.5
                                                        -----------------  -----------------  ------------------
          Total deferred tax (benefit) expense                    (8.4)              5.4                 3.5
                                                        -----------------  -----------------  ------------------
     Total income tax expense                              $      16.6       $      26.3         $      17.8
                                                        =================  =================  ==================


     Income taxes were different from the amount computed by applying the federal income tax rate to income from continuing operations before income taxes for the following reasons:


                                                                        Year ended December 31,
                                                              2004               2003               2002
                                                        -----------------  -----------------  ------------------
     Income from continuing operations
       before income taxes                                 $      47.4        $     80.2         $     50.4
     Tax rate                                                       35%               35%                35%
                                                        -----------------  -----------------  ------------------
     Income tax at federal statutory rate                         16.6              28.1               17.6
     Tax effect of:
       Refinement of deferred tax balances                           -              (1.5)                 -
       Other                                                         -              (0.3)               0.2
                                                        -----------------  -----------------  ------------------
     Income tax expense                                    $      16.6      $       26.3         $     17.8
                                                        =================  =================  ==================


ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                     2004              2003
                                                --------------   ---------------
     Deferred tax assets:
         Deferred policy acquisition costs        $      -         $      4.7
         Insurance reserves                           48.2               47.9
         Investment losses                             5.8               10.2
         Legal reserve                                 4.9                5.1
         Premiums                                      5.5                  -
         Other                                         3.9                1.3
                                                --------------   ---------------
             Total gross assets                       68.3               69.2
                                                --------------   ---------------
     Deferred tax liabilities:
         Present value of future profits             (12.3)             (17.1)
         Deferred policy acquisition costs            (1.3)                 -
         Net unrealized capital gains                (20.6)             (26.2)
         Other                                        (1.6)              (5.7)
                                                --------------   ---------------
             Total gross liabilities                 (35.8)             (49.0)
                                                --------------   ---------------
     Net deferred income tax asset                $   32.5         $     20.2
                                                ==============   ===============

     Net unrealized capital gains and losses are presented as a component of other comprehensive income in shareholder's equity, net of deferred taxes.

     Under prior law, the Company was allowed to defer from taxation a portion of income. The deferred income was accumulated in the Policyholders' Surplus Account and only becomes taxable under certain conditions, which management believes to be remote. Furthermore, the American Job Creation Act of 2004 allows certain tax-free distributions from the Policyholders' Surplus Account during 2005 and 2006. Therefore, based on currently available information, no federal income taxes have been provided on the Policyholders' Surplus Account accumulated balance of $11.3 million.

     The Company establishes reserves for probable proposed adjustments by various taxing authorities. The Internal Revenue Service (the "Service") has completed examinations of the federal income tax returns of the Company for all years through 1999. There were no material adjustments made as a result of the examinations. The Service has commenced its examinations for the years 2000 through 2001. Management believes there are sufficient reserves provided for, or adequate defenses against any such adjustments.

     Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. No valuation allowance has been established at this time as management believes the above conditions presently do not exist.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

10.  Benefit Plans

     The Company utilizes the employees of ING and its affiliates, primarily ReliaStar Life. Benefit charges to the Company for the years ended December 31, 2004 and 2003 were not significant. There were no pension benefit charges allocated to the Company from the ING Americas Retirement Plan for 2004. During 2004 and 2003, the Company was not allocated charges related to the ING America Supplemental Executive Retirement Plan that covers certain employees of the Company.

     ING North America Insurance Corporation ("ING North America") sponsors the ING Savings Plan and ESOP (the "Savings Plan"). Substantially all employees of ING North America and its subsidiaries and affiliates are eligible to participate, including the Company's employees. During 2004, 2003 and 2002, the Company matching contribution charges associated with the Savings Plan were not significant.

     In addition to providing retirement plan benefits, the Company, in conjunction with ING North America, provides certain health care insurance benefits for retired employees and their eligible dependents. The post-retirement health care plan is contributory, with retiree contribution levels adjusted annually. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage. No post-retirement health care benefit charges were allocated to the Company for the years ended December 31, 2004, 2003 and 2002.


11.  Related Party Transactions

     Operating Agreements

     The Company has certain agreements whereby it incurs expenses with affiliated entities. The agreements are as follows:

     |X| Underwriting agreement with Directed Services, Inc. ("DSI"), for the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker-dealers to distribute the
          Company's variable products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2004, 2003 and 2002, expenses were incurred in the amounts of $2.2, $1.3, and $0.1, respectively.
     |X| Investment advisory agreement with ING Investment Management, LLC ("IIM"), an affiliate, effective January 1, 2001 and amended September 1, 2004, under which IIM provides asset management and accounting services. Under the agreement, the Company records a fee based on the value of the assets under management. The fee is payable quarterly. For the years ended December 31, 2004, 2003, and 2002 the Company incurred fees of $1.3, $1.5 and $2.2, respectively, under this agreement.
     |X| Services agreement between the Company and its affiliates effective March 1, 2003, and amended effective August 1, 2004. For the years ended December 31, 2004, 2003, and 2002, net expenses related to the agreement were incurred in the amount of $34.5, $18.5, and $21.3, respectively.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company's expense and cost allocation methods.

     Reinsurance Agreements

     RLNY cedes life business to its parent, ReliaStar Life under two reinsurance agreements. Both agreements were put in place to reinsure amounts in excess of RLNY's stated retention and continue to accept new business on an ongoing basis. The first reinsurance agreement, effective April 1, 1984 transfers the mortality risk on a YRT basis on Individual Ordinary Life, Waiver of Premium Disability and Accidental Death insurance directly issued by RLNY (or its predecessor). Under the second reinsurance agreement, effective January 15, 1996, ReliaStar Life coinsures all risk on level term life insurance products directly issued by RLNY (or its predecessor). Under both reinsurance agreements, reinsurance premiums are paid annually in advance and are accounted for and settled on a quarterly or more frequent basis. Payment in settlement of the reinsurance under a claim approved and paid by RLNY for a life reinsured under these agreements is made by the reinsurer upon receipt of the claim papers. The reinsurance recoverable for unpaid losses under these agreements was $0.8 and $1.2, as of December 31, 2004 and 2003, respectively.

     Reciprocal Loan Agreement

     RLNY maintains a reciprocal loan agreement with ING AIH, a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement during the period from February 1, 2003 to January 31, 2004 and during the period from February 1, 2004 to January 31, 2005, the Company and ING AIH could borrow from one another up to 5% of RLNY's statutory admitted assets as of the preceding December 31.

     Interest on any RLNY borrowing or on any ING AIH borrowing is charged at a rate based on the prevailing rate of U.S. commercial paper available for purchase with similar duration. Under this agreement, the Company did not incur significant interest income or interest expense for the years ended December 31, 2004, 2003 and 2002. At December 31, 2004, the Company did not have any balances receivable/payable from/to ING AIH.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Tax Allocation Agreement

     The Company files a consolidated federal income tax return with its parent, ReliaStar Life Insurance Company. The Company has a federal tax allocation agreement with its parent whereby the Company is charged for taxes it would have incurred were it not a member of a consolidated group and is credited for losses at the statutory tax rate.


12.  Financing Agreements

     The Company maintains a revolving loan agreement with SunTrust Bank, Atlanta (the "Bank"). Under this agreement, which is due on demand, the Company can borrow up to $30.0 from the Bank. Interest on any borrowing accrues at an annual rate equal to a rate quoted by the Bank to the Company for the borrowing. Under the agreement, the Company did not incur significant interest expense for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, the Company had a $2.3 balance payable to the Bank. At December 31, 2003, the Company did not have any balances payable to the Bank. The balance payable to the Bank is include in other liabilities on the Balance Sheets.

     The Company also maintains a revolving loan agreement with Bank of New York ("BONY"). Under this agreement, the Company can borrow up to $30.0 from BONY. Interest on any of the Company borrowing accrues at an annual rate equal to a rate quoted by BONY to the Company for the borrowing. Under this agreement, the Company did not incur significant interest expense for the years ended December 31, 2004, 2003 and 2002. At December 31, 2004 and 2003, the Company did not have any balances payable to BONY.


13.  Reinsurance

     The Company utilizes excess or quota share treaties to reduce its exposure to large losses. The Company will only retain amounts not exceeding the Company's retention limits as stated below.

     At December 31, 2004, RLNY had reinsurance treaties with 39 authorized unaffiliated reinsurers and 4 affiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its contracts. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

     The Company's retention limit is $300,000 per insurable life for individual retail coverage. For group coverage and individual payroll deduction coverage, the retention is $500,000 per life with per occurrence limitations, subject to certain maximums. Reinsurance premiums, commissions and expense reimbursements related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     issued and the terms of the reinsurance contracts. Reserves are based on the terms of the reinsurance contracts and are consistent with the risk assumed. RLNY obtained letters of credit for reinsurers that are not registered in the State of New York. Letters of credit totaling $11.9 were obtained from various banks, including Fleet Bank, JPMorgan/Chase Bank, Chase Manhattan Bank, US Bank, Bank One, and Mellon Bank, as well as a line of credit pool of 17 banks that provides coverage to RLNY and its affiliates.

     At December 31, 2004 and 2003, net recoverables were comprised of the following:

                                                  2004                2003
                                           ------------------  -----------------
     Claims recoverable from reinsurers      $    23.8           $    14.7
     Payable for reinsurance premiums            (27.7)              (15.4)
     Reinsurance ceded                            77.5                58.1
     Other                                        10.6                 7.7
                                           ------------------  -----------------
     Total                                   $    84.2           $    65.1
                                           ==================  =================

     Premiums,  interest  credited  and other  benefits  to  contractowners  and
     policyholders   included  the  following  premiums  ceded  and  reinsurance recoveries:

                                                 Year ended December 31,
                                              2004        2003          2002
                                          -----------  -----------   -----------
     Premiums ceded under reinsurance       $ 41.4       $ 36.0        $ 36.5
     Reinsurance recoveries                   20.8         11.8           7.9


14.  Commitments and Contingent Liabilities

     Leases

     For the years ended December 31, 2004, 2003, and 2002, rent expense for leases was $0.2, $0.4 and $0.3. The future net minimum payments under noncancelable leases for the years ended December 31, 2005 through 2007 are estimated to be $0.1, $0.1, and $0.1, respectively. Minimal payments are estimated for years ended December 31, 2008 and 2009, and no future net minimum payment is estimated thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

     Commitments

     Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 2004 and 2003, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $15.4 and $28.9, respectively.

     Litigation

     The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitration, suits against the Company sometimes include claims for substantial compensatory, consequential, or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company's operations or financial position.

     Regulatory Matters

     As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation.

     Fund Regulatory Issues

     Since 2002, there has been increased governmental and regulatory activity relating to mutual funds and variable insurance products. This activity has primarily focused on inappropriate trading of fund shares, revenue sharing and directed brokerage, compensation, sales practices and suitability, arrangements with service providers, pricing, compliance and controls, and adequacy of disclosure.

     In addition to responding to governmental and regulatory requests on fund regulatory issues, ING management, on its own initiative, conducted, through special counsel and a national accounting firm, an extensive internal review of mutual fund trading in ING insurance, retirement, and mutual fund products. The goal of this review was to identify any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel.

     The internal review identified several isolated arrangements allowing third parties to engage in frequent trading of mutual funds within the variable insurance and mutual fund products of certain affiliates of the Company, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Each of the arrangements has been terminated and disclosed to regulators, to the

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Financial Statements
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     independent trustees of ING Funds (U.S.) and in Company reports previously filed with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended.

     An affiliate of the Company, ING Funds Distributors, LLC ("IFD") has received notice from the staff of the National Association of Securities Dealers ("NASD") that the staff has made a preliminary determination to recommend that disciplinary action be brought against IFD and one of its registered persons for violations of the NASD Conduct Rules and federal securities laws in connection with frequent trading arrangements.

     Other regulators, including the SEC and the New York Attorney General, are also likely to take some action with respect to certain ING affiliates before concluding their investigation of ING relating to fund trading. The potential outcome of such action is difficult to predict but could subject certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of such action will have a material adverse effect on ING or ING's U.S.-based operations, including the Company.

     ING has  agreed to  indemnify  and hold  harmless  the ING  Funds  from all damages resulting from wrongful conduct by ING or its employees or from ING's internal investigation, any investigations conducted by any governmental or self-regulatory agencies, litigation or other formal proceedings, including any proceedings by the SEC. Management reported to the ING Funds Board that ING management believes that the total amount of any indemnification obligations will not be material to ING or ING's U.S.-based operations, including the Company.

     Other Regulatory Matters

     The New York Attorney General and other regulators are also conducting broad inquiries and investigations involving the insurance industry. These initiatives currently focus on, among other things, compensation and other sales incentives, potential conflicts of interest, potential anti-competitive activity, marketing practices, certain financial reinsurance arrangements, and disclosure. It is likely that the scope of these investigations will further broaden before the investigations are concluded. U.S. affiliates of ING have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information.

     These initiatives may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged.

     In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

15.  Reclassifications and Changes to prior Year Presentation

     During 2004, certain changes were made to the 2003 and 2002 Statements of Cash Flows to reflect the correct balances primarily related to short-term investments and interest credited to contractholders for investment type contracts. As a result of these adjustments, the Company has labeled the Statements of Cash Flows for 2003 and 2002 as restated. The following summarizes the adjustments:



                                                              Previously
                                                               Reported      Adjustment       Restated
                                                             -------------  -------------   -------------
Year ended December 31, 2003
    Net cash provided by (used for) operating activities      $ (11.9)        $   17.8        $    5.9
    Net cash used for investing activities                      (37.8)           (40.8)          (78.6)
    Net cash provided by (used for) financing activities         57.7            (30.5)           27.2

Year ended December 31, 2002
    Net cash provided by (used for) operating activities      $  25.2         $   72.5        $   97.7
    Net cash used for investing                                 (61.3)            32.1           (29.2)
    Net cash provided by (used for) financing activities         50.2            (50.6)           (0.4)



2004 (In millions)                                              First           Second         Third           Fourth
----                                                         -------------   -------------  -------------   -------------

Total revenue                                                 $    77.9       $    69.0      $     75.6      $     74.4
                                                             -------------   -------------  -------------   -------------

Income before income taxes and
    cumulative effect of change in accounting principle            18.5*            1.9*           17.9*            9.1
Income tax expense                                                  6.4*            0.6*            6.3*            3.3
                                                             -------------   -------------  -------------   -------------

Net income before cumulative effect of
    change in accounting principle                                 12.1*            1.3*           11.6*            5.8
Cumulative effect of change in accounting principle                 0.8*              -               -               -
                                                             -------------   -------------  -------------   -------------
Net income                                                    $    12.9*      $     1.3*     $     11.6*     $      5.8
                                                             =============   =============  =============   =============

2003 (In millions)
----
Total revenue                                                 $    74.7       $    82.1      $     75.5      $     63.2

Income before income taxes                                         17.0            24.8            15.4            23.0
Income tax expense                                                  5.9             8.7             5.3             6.4
                                                             -------------   -------------  -------------   -------------
Net income                                                    $    11.1       $    16.1      $     10.1      $     16.6
                                                             =============   =============  =============   =============


* Income before cumulative effect of change in accounting principle for the first, second, and third quarters of 2004, has been restated to include the impact of the implementation of the TPA, effective January 1, 2004. The quarterly adjustment was approximately $1.0, resulting in a total 2004 increase of income before tax of $4.0. Also the cumulative effect of change in accounting principle was increased by $7.8, net of tax effect of $4.2, due to the implementation of the TPA. See "Recently Adopted Accounting Standards" in the "Significant Accounting Policies" footnote for further information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

9A.       Controls and Procedures

          (a) The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15e of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

          (b) There has not been any change in the internal controls over financial reporting of the Company that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect these internal controls.

9B.       Other Information

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          Omitted pursuant to General Instruction I(2) of Form 10-K, except with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

(a)       Code of Ethics for Financial Professionals
          ------------------------------------------

          The Company has approved and adopted a Code of Ethics for Financial Professionals (which was filed as Exhibit 14 to the Company's Form 10-K, as filed with the SEC on March 29, 2004, File No. 333-75938), pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. Any waiver of the Code of Ethics will be disclosed by the Company by way of a Form 8K filing.

(b)       Designation of Board Financial Expert
          -------------------------------------

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Omitted pursuant to General Instruction I(2) of Form 10-K.


Item 13.  Certain Relationships and Related Transactions

          Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.  Principal Accountant Fees and Services
          (Dollar amounts in millions, unless otherwise stated)

          In 2004 and 2003, Ernst & Young LLP ("Ernst & Young") served as the principal external auditing firm for ING including RLNY. ING subsidiaries, including RLNY, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company for the years ended December 31, 2004 and 2003 are detailed below along with a description of the services rendered by Ernst & Young to the Company:

                                               2004                 2003
                                         ------------------  -------------------
          Audit fees                       $     0.5            $     0.2
          Audit-related fees                       -*                   -*
          Tax fees                                 -*                   -*
          All other fees                           -*                   -
                                         ------------------  -------------------
                                           $     0.5            $     0.2
                                         ==================  ===================

             * Less than $0.1


          Audit fees

          Fees for audit services include fees associated with professional services rendered by the auditors for the audit of the annual financial statements of the Company and review of the Company's interim financial statements.

          Audit-related fees

          There were minimal audit-related fees allocated to RLNY in 2004 and 2003. This category typically includes assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported under the audit fee item above. These services typically consist primarily of an audit of SEC product filings, advice on accounting matters and progress review on International Financial Reporting Standards and Sarbanes-Oxley projects.

          Tax Fees

          There were minimal tax fees allocated to RLNY in 2004 and 2003. This category typically includes tax compliance, tax advice and tax planning professional services. These services typically consist of: tax compliance including the review of original and amended tax returns, assistance with questions regarding tax audits, and tax planning and advisory services relating to common forms of domestic taxation (i.e. income tax and capital tax).

          All other fees

          There were minimal fees allocated to RLNY under the category "all other fees" in 2004 and no fees under this category in 2003. This category typically includes fees paid for products and services other than the audit fees, audit-related fees and tax fees described above, and consists primarily of non-recurring support and advisory services.

          Pre-approval policies and procedures

          RLNY has adopted the pre-approval policies and procedures of ING. Audit, audit-related and non-audit services provided to the Company by ING's independent auditors are pre-approved by ING's audit committee. Pursuant to ING's pre-approval policies and procedures, the ING audit committee is required to pre-approve all services provided by ING's independent auditors to ING and its majority owned legal entities, including the Company. The ING pre-approval policies and procedures distinguish four types of services: (1) audit services, (2) audit-related services, (3) non-audit services, and (4) prohibited services (as described in the Sarbanes-Oxley Act).

          The ING pre-approval procedures consist of a general pre-approval procedure and a specific pre-approval procedure.

          General pre-approval procedure

          ING's audit committee pre-approves audit, audit-related and non-audit services to be provided by ING's external audit firms on an annual basis, provided that the amount for such pre-approved service may not be exceeded. ING's audit committee receives an overview of all services provided, including related fees and supported by sufficiently detailed information. ING's audit committee evaluates this overview retrospectively on a semi-annual basis.

          Specific pre-approval procedure

          In addition to audit committee pre-approval, all audit-related and non-audit engagements that are expected to generate fees in excess of EUR 100,000 need specific approval of ING's Chief Financial Officer ("CFO"). These engagements are submitted in advance to the General Manager of ING Corporate Audit Services, who will advise ING's CFO on the compatibility of such services with the independence policy. Further, in addition to audit committee pre-approval under the general pre-approval procedures, the audit committee must approve on a case-by-case basis:

          (i) Each individual audit-related and non-audit engagement which is expected to generate fees in excess of EUR 250,000;

          (ii) All further audit-related and non-audit engagements over and above the pre-approved amounts.

          In 2004, 100% of each of the audit-related services, tax services and all other services were pre-approved by ING's audit committee.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules

          (a)  The  following  documents  are filed as part of this  report:
               1.   Financial statements. See Item 8 on Page 39
               2.   Financial  statement  schedules.   See  Index  to  Financial
                    Statement Schedules on Page 90

          Exhibits

          3.(i)Articles of Incorporation of ReliaStar Life Insurance  Company of
               New York ("RLNY" or "Registrant"), incorporated by reference from
               Exhibit 3 (a) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the Security and Exchange Commission ("SEC") on or about April 1, 2002 (File No. 333-75938).

          (ii) By-laws of RLNY, incorporated by reference from Exhibit 3(b) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938).

          4.(a)Instruments  Defining the Rights of Security  Holders,  Including
               Indentures (Annuity Contracts).

               Interests in Fixed Account I under Variable Annuity Contracts, incorporated herein by reference to the initial Registration Statement for RLNY as filed with the SEC on April 16, 2002 (File No. 333-86352).

10.       Material Contracts

          (a) Form of Services Agreement between Directed Services, Inc. and ReliaStar Life Insurance Company of New York Fund, incorporated by reference from Exhibit 10.(a) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938).

          (b) Federal Tax Sharing Agreement by and between RLNY, ReliaStar Life Insurance Company and ReliaStar Financial Corp., effective May 1, 2002, incorporated by reference from Exhibit 10.(e) to Registrant's Form 10-K filed with the SEC on or about March 29, 2004 (File No. 333-75938).

          (c) Investment Advisory Agreement between RLNY and ING Investment Management, LLC, effective January 1, 2001, incorporated by reference from Exhibit 10.(f) to Registrant's Form 10-K filed with the SEC on or about March 29, 2004 (File No. 333-75938).

          (d) Reciprocal Loan Agreement between RLNY and ING America Insurance Holdings, Inc., effective February 1, 2003, incorporated by reference from Exhibit 10.(g) to Registrant's Form 10-K filed with the SEC on or about March 29, 2004 (File No. 333-75938).

          (e) Reciprocal Loan Agreement between RLNY and ING America Insurance Holdings, Inc., effective February 1, 2004.

          (f) Administrative Services Agreement between RLNY and its affiliates, effective March 1, 2003, incorporated by reference from Exhibit 10.(h) to Registrant's Form 10-K filed with the SEC on or about March 29, 2004 (File No. 333-75938).

          (g) First Amendment to the Administrative Services Agreement between RLNY and its affiliates, effective as of August 1, 2004.

          (h) Amendment to Investment Advisory Agreement between RLNY and ING Investment Management LLC, effective September 1, 2004, incorporated by reference from Exhibit 10.(i) to Registrant's Form 10-K filed with the SEC on or about March 29, 2004 (File No. 333-75938).

          (i) Agreement of Lease, dated August 11, 1995, between The Tilles Investment Company and The North Atlantic Life Insurance Company of America, incorporated by reference from Exhibit 10.(k) to Registrant's Form 10-K filed with the SEC on or about March 29, 2004 (File No. 333-75938).

          (j) First Amendment to Lease between The Tilles Investment Company and RLNY, effective June 1, 2001, incorporated by reference from
               Exhibit 10.(l) to Registrant's Form 10-K filed with the SEC on or about March 29, 2004 (File No. 333-75938).

          (k)  Second  Amendment  to Lease dated  August 28,  2002,  between The
               Tilles  Investment   Company  and  ING  North  America  Insurance
               Corporation.

          (l) Underwriting Agreement between RLNY and Directed Services, Inc., incorporated by reference from Exhibit 1 to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission ("SEC") on or about April 1, 2002 (File No. 333-75938).

          (m) Automatic Reinsurance Agreement, effective as of January 15, 1996, between Lincoln Security Life Insurance Company (now RLNY) and Security-Connecticut Life Insurance Company (now ReliaStar Life Insurance Company), as amended by Amendments I through XIII dated May 1, 1996; November 20, 1996; June 15, 1997; April 1, 1998; September 1, 1998; April 1, 2000; November 1, 2001;
               September 9, 2002; June 30, 2003; September 30, 2003; November 1, 2003; May 1, 2004 and June 14, 2004, respectively.

          (n) Reinsurance Agreement, effective as of April 1, 1984, between Lincoln Security Life Insurance Company (now RLNY) and Security-Connecticut Life Insurance Company (now ReliaStar Life Insurance Company), as amended by Amendments I through XXIII dated April 1, 1986; January 1, 1987; January 1, 1987; July 1, 1989; No date; No date; January 1, 1994; November 28, 1995; January 1, 1992; November 1, 1992; January 1, 1994; November 20, 1996; May 1, 1996; July 7, 1997; April 1, 2000; September 1,
               1998;  November  1, 2001;  March 1,  2001;  September  30,  2003;
               February 1, 2002; May 1, 2004; June 30, 2004 and October 1, 2004,
               respectively.

          14. ING Code of Ethics for Financial Professionals, incorporated by reference from Exhibit 14 to Registrant's Form 10-K filed with the SEC on March 29, 2004 (File No. 333-75938).

          31.1 Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certificate of James R. Gelder pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certificate of James R. Gelder pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     Index to Financial Statement Schedules

                                                                            Page

Report of Independent Registered Public Accounting Firm                      91

I. Summary of Investments - Other than Investments in Affiliates
     as of December 31, 2004                                                 92

IV. Reinsurance Information as of and
       for the years ended December 31, 2004, 2003, and 2002                 93

Schedules other than those listed above are omitted because they are not required or not applicable.

             Report of Independent Registered Public Accounting Firm


The Board of Directors
ReliaStar Life Insurance Company of New York

We have audited the financial statements of ReliaStar Life Insurance Company of New York as of December 31, 2004 and 2003 and for the each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 31, 2005. Our audits also included the financial statement schedules listed in Item 15. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                           /s/ Ernst & Young LLP


Atlanta, Georgia
March 31, 2005

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)
                                   Schedule I
          Summary of Investments - Other than Investments in Affiliates
                             As of December 31, 2004
                                  (In millions)




                                                                                                             Amount
                                                                                                            Shown on
Type of Investments                                                       Cost             Value*         Balance Sheet
                                                                     ----------------  ----------------  ----------------
Fixed maturities:
    U.S. government and government agencies and authorities            $        56.2     $        56.4     $        56.4
    States, municipalities and political subdivisions                            1.6               1.7               1.7
    U.S. corporate securities                                                  849.5             889.5             889.5
    Foreign securities (1)                                                     196.0             201.1             201.1
    Residential mortgage-backed securities                                     373.5             373.9             373.9
    Commercial mortgage-backed securities                                      119.0             126.9             126.9
    Other asset-backed securities                                              107.1             112.1             112.1
                                                                     ----------------  ----------------  ----------------
       Total fixed maturities, including fixed maturities pledged      $     1,702.9     $     1,761.6    $      1,761.6
                                                                     ================  ================  ================
Equity securities                                                                6.9               7.6               7.6
Mortgage loans                                                                 213.0             231.5             213.0
Policy loans                                                                    90.9              90.9              90.9
Other investments                                                               17.7              17.0              17.0
                                                                     ----------------  ----------------  ----------------
      Total investments                                                $     2,031.4     $     2,108.6     $     2,090.1
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

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)
                                   Schedule IV
                             Reinsurance Information
         As of and for the year ended December 31, 2004, 2003, and 2002
                                  (In millions)


                                                                                                             Percentage of
                                             Gross            Ceded          Assumed            Net         assumed to net
                                         --------------   --------------  ---------------  --------------   ----------------
Year ended December 31, 2004
Life insurance in force                    $  39,057.9      $  13,659.2     $    4,706.2    $   30,104.9          15.6%

Premiums:                                                                                              -
    Life insurance                                75.3             24.8              5.4            55.9
    Accident and health insurance                 25.4             16.6                -             8.8
                                         --------------   --------------  ---------------  --------------
Total premiums                             $     100.7      $      41.4     $        5.4    $       64.7
                                         ==============   ==============  ===============  ==============

Year ended December 31, 2003
Life insurance in force                    $  38,643.4      $  13,149.6     $    3,715.3    $   29,209.1          12.7%

Premiums:
    Life insurance                                70.8             21.2              4.0            53.6
    Accident and health insurance                 23.0             14.8                -             8.2
                                         --------------   --------------  ---------------  --------------
Total premiums                             $      93.8      $      36.0            $ 4.0    $       61.8
                                         ==============   ==============  ===============  ==============

Year ended December 31, 2002
Life insurance in force                    $  36,310.2      $  12,669.1     $    4,301.9    $   27,943.0          15.4%

Premiums:
    Life insurance                                67.1             21.5              4.0            49.6
    Accident and health insurance                 20.4             15.0                -             5.4
                                         --------------   --------------  ---------------  --------------
Total premiums                             $      87.5      $      36.5     $        4.0    $       55.0
                                         ==============   ==============  ===============  ==============




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ReliaStar Life Insurance Company of New York
                                                   (Registrant)


March 29, 2005                      By /s/ David A. Wheat
--------------                        ------------------------------------------
   (Date)                                  David A. Wheat
                                           Director, Senior Vice President and
                                             Chief Financial Officer
                                           (Duly Authorized Officer and
                                             Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 29, 2005.

         Signatures                        Title



/s/ Brian D. Comer
--------------------------------------     Director and Senior Vice President
    Brian D. Comer


/s/ R. Michael Conley
--------------------------------------     Director
    R. Michael Conley


/s/ James R. Gelder
--------------------------------------     Director and Chairman, President and
    James R. Gelder                        Chief Executive Officer


/s/ Catherine H. Smith
--------------------------------------     Director
    Catherine H. Smith


/s/ Ulric Haynes, Jr.
--------------------------------------     Director
    Ulric Haynes, Jr.


/s/ Audrey R. Kavanagh
--------------------------------------     Director and Vice President
    Audrey R. Kavanagh

         Signatures                        Title


/s/ Jamees F. Lille                        Director
--------------------------------------
    James F. Lille


/s/ Gregory G. McGreevey                   Director and Vice President,
--------------------------------------     Investments
    Gregory G. McGreevey


/s/ Stephen J. Preston                     Director and Senior Vice President
--------------------------------------
    Stephen J. Preston


/s/ Mark A. Tullis                         Director
--------------------------------------
    Mark A. Tullis


/s/ Charles B. Updike                      Director
--------------------------------------
    Charles B. Updike


/s/ Ross M. Weale                          Director
--------------------------------------
    Ross M. Weale


/s/ David A. Wheat                         Director, Senior Vice President
--------------------------------------     and Chief Financial Officer
    David A. Wheat


/s/ Roger W. Fisher                        Vice President and Chief Accounting
--------------------------------------     Officer
    Roger W. Fisher

                                                                  Exhibit 10.(e)


                            RECIPROCAL LOAN AGREEMENT


This RECIPROCAL LOAN AGREEMENT (this "Agreement"), dated as of February 1, 2004, between ReliaStar Life Insurance Company of New York, a New York life insurance company ("RLNY" or "Company"), and ING America Insurance Holdings, Inc., a Delaware corporation ("INGAIH" or "Company") located at 1105 North Market Street, Wilmington, Delaware 19809 (collectively referred to as the "Companies").

                                   WITNESSETH:

     WHEREAS, each of the Companies may have, from time to time, a need to borrow funds on a revolving basis; and

     WHEREAS, each of the Companies may have, from time to time, excess cash available to lend to the other on a revolving basis; and

     WHEREAS, the Companies are affiliated entities and as such are willing to extend financing to, and borrow from each other as provided herein; and

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

     "Authorized Person" shall mean the CFO, Treasurer, Assistant Treasurer, Treasury Officer, or Treasury Manager of the Borrowing Company, or a person so designated.

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

     "INGAIH" shall have the meaning set forth in the preamble hereto.

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

     "Revolving Loan Commitment" shall mean the maximum outstanding amount to be funded by the Lending Company to the Borrowing Company. The aggregate sum, which shall include both principal and accrued interest, that the Lending Company may loan to the Borrowing Company under this Agreement shall not exceed 5% of the admitted assets of RLNY as of December 31 of the applicable preceding year and as determined by New York Insurance Law Sections 107(a)(3) and 1301.

     "RLNY" shall have the meaning set forth in the preamble hereto.

     "Termination Date" shall mean January 31, 2005, or such earlier date as payment of the Obligations shall be due (whether by acceleration or otherwise).

     "U.S. Commercial Paper" shall mean an unsecured promissory note, which has a maturity of 270 days or less, that a company issues to finance short-term capital needs of the company and is usually issued at a discount.

     Section 1.2. Terminology. Each definition of a document in this Article 1 shall include such document as amended, modified, or supplemented from time to time, and, except where the context otherwise requires, definitions imparting the singular shall include the plural and visa versa. Except where specifically restricted, reference to a party shall include that party and its successors and assigns. All personal pronouns used in this Agreement, whether used in the masculine, feminine, or neuter gender, shall include all other genders. Titles of articles and sections in this Agreement are for convenience only, and neither limit nor amplify the provisions of this Agreement, and all references in this Agreement to articles, sections, subsections, paragraphs, clauses, subclauses or exhibits shall refer to the corresponding article, section, subsection, paragraph, clause, subclause of, or exhibit attached to, this Agreement, unless otherwise provided.

         Section 1.3. Accounting Terms. Except as otherwise expressly provided herein, all accounting terms used herein shall be interpreted in accordance with generally accepted accounting principles consistently applied.

                                    ARTICLE 2

                               TERMS OF THE LOANS

     Section 2.1. Revolving Credit.

     (a) Subject to and upon the terms and conditions set forth in this Agreement, each Lending Company agrees to advance to the Borrowing Company, from time to time prior to the Termination Date, Loans. Loans advanced under the Revolving Loan Commitment shall be repaid in accordance with Section 2.4 and may be reborrowed from time to time on a revolving basis. In no event shall RLNY borrow from a Company that owes money to RLNY.

     (b) Each Borrowing Company's obligation to pay to the Lending Company the principal of and interest on the Loans shall be evidenced by the records of the RTO in lieu of a promissory note or notes.

     Section 2.2. Notice and Manner of Borrowing.

     (a) Whenever the Borrowing Company desires to borrow money hereunder, it shall give the RTO prior written or facsimile request (or verbal request promptly confirmed in writing or by facsimile) of such borrowing or reborrowing (a "Request for Borrowing"). Such Request for Borrowing shall be given by an Authorized Person, to the RTO prior to 10:00 a.m. (Wilmington, Delaware time). Any Request for Borrowing received after 10:00 a.m. shall be deemed received on the next Business Day.

     (b) The RTO, upon its receipt of a Request for Borrowing, shall determine if the requested funds are available and the interest rates in accordance with
Section 2.3(a) of this Agreement (and related Interest Periods, if any) at which the Borrowing Company can borrow money in a principal amount equal to, and on the date of, the proposed borrowing or reborrowing described in each such Request for Borrowing, and shall notify the Lending Company of such interest rates and the related Interest Periods, if any, and the principal amount of the proposed borrowing or reborrowing (a "Notice of Borrowing") by telephone (confirmed in writing) or by facsimile no later than 12:00 p.m. (Wilmington, Delaware time) on the Business Day of the requested borrowing or reborrowing. The RTO shall promptly convey to the Borrowing Company the information contained in the Notice of Borrowing by telephone (confirmed in writing) or by facsimile.

     (c) On the date of each borrowing, the Lending Company will make available the amount of such borrowing or reborrowing in immediately available funds to the Borrowing Company by depositing such amount in the account of the Borrowing Company by wire transfer via electronic funds transfer (EFT).

     (d) The RTO shall maintain on its books a control account for each Company in which shall be recorded (i) the amount of each Loan made hereunder to each such Company, (ii) the interest rate applicable with respect to each Loan, (iii) the amount of any principal, interest or fees due or to become due from each Borrowing Company with respect to the Loans, and (iv) the amount of any sum received by each Lending Company hereunder in respect of any such principal, interest or fees due on such Loans. The entries made in the RTO's control accounts shall be prima facie evidence, in the absence of manifest error, of the existence and amounts of Obligations therein recorded and any payments thereon.

     (e) The RTO shall account to each Company on a quarterly basis with a statement of borrowings, interest rates, charges and payments made pursuant to this Agreement with respect to the Loans and Revolving Loan Commitment. An Authorized Person of the Companies shall review each quarterly accounting for accuracy within thirty days of receipt thereof from the RTO. Each such account rendered by the RTO shall be deemed final, binding and conclusive unless the RTO is notified by the Lending Company or the Borrowing Company within thirty days after the date the account is so rendered that either the Lending Company or the Borrowing Company disputes any item thereof.

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

     Section 2.3. Interest.

     (a) The Borrowing Company agrees to pay interest in respect of all unpaid principal amounts of the Loans from the respective dates such principal amounts were advanced until the respective dates such principal amounts are repaid at a per annum rate determined by the RTO in accordance with its usual and customary practices of obtaining quotes of the prevailing U.S. commercial paper rates for INGAIH from recognized dealers of U.S. commercial paper (e.g. ING Barings, BancOne Capital Markets and CS First Boston) and determining the lowest rate among the quotes for the applicable term of the Loan. The actual interest rate charged to the Borrowing Company shall be the lowest quoted effective rate of U.S. commercial paper for the applicable term of the Loan. Documentation of such quotes and the rate so determined shall be maintained by INGAIH in accordance with Section 2.5.

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

     Section 2.4. Repayment of Principal and Interest.

     (a) The entire outstanding principal balance of the Loans shall be due and payable by no later than 5:00 p.m. (Wilmington, Delaware time) on the Business Day on which the Loan is due, together with all remaining accrued and unpaid interest thereon, unless an extension of no more than three additional days is authorized by the Lending Company.

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

     Section 2.5. Documentation

     (a) The obligations of any Company to repay all principal of and interest on Loans made pursuant to this Agreement are set forth in this Agreement and shall be fully binding and enforceable without the execution of any promissory note or other evidence of indebtedness. Expenses incurred and payment received shall be allocated to each Company in comformity with customary insurance accounting practices consistently applied and the books, accounts and records of each Company shall be so maintained as to clearly and accurately disclose the precise nature and details of the transactions, including such accounting information as is necessary to support the reasonableness of the charges or fees to the respective parties.

     (b) Records of all Loans that are made under this Agreement and all monies paid back shall be kept by INGAIH on behalf of the parties.

                                    ARTICLE 3

                         REPRESENTATIONS AND WARRANTIES

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

     (b) Authorization; Enforceability. The Borrowing Company has the power and has taken all necessary action, including the approval of RLNY's Board of Directors, to authorize it to execute, deliver and perform this Agreement in accordance with the terms hereof and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Borrowing Company and is a legal, valid and binding obligation of the Borrowing Company, enforceable in accordance with its respective terms, (i) subject to limitations imposed by general principles of equity and (ii) subject to applicable bankruptcy, reorganization, insolvency and other similar laws affecting creditors' rights generally and to moratorium laws from time to time in effect.

     (c) No Conflict. The execution, delivery and performance of this Agreement in accordance with its terms and the consummation of the transactions contemplated hereby do not and will not (i) violate any applicable law or regulation, (ii) conflict with, result in a breach of, or constitute a default under the charter or by-laws of the Borrowing Company or under any indenture, agreement or other instrument to which the Borrowing Company is a party or by which it or any of its properties may be bound, or (iii) result in or require the creation or imposition of any lien upon or with respect to any property now owned or hereafter acquired by the Borrowing Company.

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

     Section 4.3. Visits and Inspections.

     (a) Upon reasonable advance notice from the Lending Company, the Borrowing Company will permit representatives of the Lending Company to (a) visit and inspect the properties of the Borrowing Company during normal business hours,

(b) inspect and make extracts from and copies of its books and records, and (c) discuss with its principal officers its businesses, assets, liabilities, financial positions and results of operations.

     (b) Each Company agrees that upon reasonable advance notice from an auditor of either Company or any regulatory official employed by the Department of Insurance of any state in which either Company is engaged in business, each Company will prepare and deliver to such auditor or regulatory official, within a reasonable time following such request, a written verification of all Loans made to and by the relevant Company. Upon reasonable advance notice to each Company, the books and records of the RTO and each Company relating to the subject matter of this Agreement shall be available for inspection by any auditor of either Company or any regulatory official during normal business hours, and the RTO and each Company will cooperate with said auditor or regulatory official in making any audit which requires inspection of said books and records.

                                    ARTICLE 5

                               NEGATIVE COVENANTS

     So long as this Agreement is in effect:

     Section 5.1. Liquidation; Merger; Sale of Assets; Change of Business. The Borrowing Company shall not at any time, without proper notice to the Lending
Company:

     (a) Liquidate or dissolve itself (or suffer any liquidation or dissolution) or otherwise wind up;

     (b) Merge or consolidate with any other person or entity;

     (c) Sell, lease, abandon or otherwise dispose of or transfer all or substantially all of its assets other than in the ordinary course of business; or

     (d) Make any substantial change in the type of business conducted by the Borrowing Company as of the date hereof without the prior written consent of the Lending Company if such action would have a material adverse effect on the business, assets, liabilities, financial condition or results of operations of the Borrowing Company.

     Any corporation into which either Company may be merged, converted or with which either Company may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which either Company shall be a party, shall succeed to all either Company's rights, obligations and immunities hereunder without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding.

                                    ARTICLE 6

                                     DEFAULT

     Section 6.1. Events of Default. Each of the following shall constitute an Event of Default:

     (a) Any representation or warranty made by the Borrowing Company under this Agreement shall prove incorrect or misleading in any material respect when made;

     (b) The Borrowing Company shall default in the payment of (i) any interest payable under this Agreement within five days of when due, or (ii) any principal payable under this Agreement within three days of when due;

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

     (e) There shall be entered a decree or order by a court having jurisdiction in the premises constituting an order for relief in respect of the Borrowing Company under Title 11 of the United States Code, as now constituted or hereafter amended, or any other applicable federal or state bankruptcy law or similar law, or appointing a receiver, liquidator, assignee, trustee, custodian, sequestrator, or similar official of the Borrowing Company or of any substantial part of its properties, or ordering the winding-up or liquidation of the affairs of the Borrowing Company and any such decree or order shall continue in effect for a period of 60 consecutive days;

     (f) The Borrowing Company shall file a petition, answer or consent seeking relief under Title 11 of the United States Code, as now constituted or hereafter amended, or any other applicable federal or state bankruptcy law or other similar law, or the Borrowing Company shall consent to the institution of proceedings thereunder or to the filing of any such petition or to the appointment or taking of possession of a receiver, liquidator, assignee, trustee, custodian, sequestrator, or other similar official of the Borrowing Company or of any substantial part of its properties, or the Borrowing Company shall fail generally to pay its debts as such debts become due, or the Borrowing Company shall take any corporate action in furtherance of any such action; or

     (g) This Agreement or any provision hereof shall at any time and for any reason be declared by a court of competent jurisdiction to be null and void, or a proceeding shall be commenced by the Borrowing Company or any other person or entity seeking to establish the invalidity or unenforceability thereof, or the

Borrowing Company shall deny that it has any liability or any obligation for the payment of principal or interest purported to be created under this Agreement.

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

         (c) Upon the occurrence and continuance of an Event of Default specified in Section 6.1(e) or (f), such principal, interest and other amounts shall thereupon and concurrently therewith become absolute and due and payable, all without any action by the Lending Company, all of which are hereby expressly waived, anything in this Agreement to the contrary notwithstanding;

         (d) The Lending Company shall have the right and option to exercise all of the post-default rights granted to them hereunder; and

         (e) The Lending Company shall have the right and option to exercise all rights and remedies available to them at law or in equity.

                                    ARTICLE 7

                                  MISCELLANEOUS

     Section 8.1. Notices. Except as otherwise provided herein, all notices and other communications required or permitted under this Agreement shall be in writing and, if mailed, shall be deemed to have been received on the earlier of the date shown on the receipt or three Business Days after the postmarked date thereof and, if sent by facsimile, shall be followed forthwith by letter and shall be deemed to have been received on the next Business Day following dispatch and acknowledgment of receipt by the recipient's facsimile machine. In addition, notices hereunder may be delivered by hand or overnight courier, in which event the notice shall be deemed effective when delivered. All notices and other communications under this Agreement shall be given to the parties at the address or facsimile number listed below such party's signature line hereto, or such other address or facsimile number as may be specified by any party in a writing addressed to the other parties hereto.

     Section 8.2. Waivers. The rights and remedies of the Lending Company under this Agreement shall be cumulative and not exclusive of any rights or remedies which they would otherwise have. No failure or delay by the Lending Company in exercising any right shall operate as a waiver of it. The Lending Company expressly reserves the right to require strict compliance with the terms of this Agreement. In the event the Lending Company decides to fund a request for a Loan at a time when the Borrowing Company is not in strict compliance with the terms of this Agreement, such decision by the Lending Company shall not be deemed to constitute an undertaking by the Lending Company to fund any further requests for Loans or precluding the Lending Company from exercising any rights available to it under the Agreement or at law or equity with respect to the Borrowing Company. Any waiver or indulgence granted by the Lending Company shall not constitute a modification of this Agreement, except to the extent expressly provided in such waiver or indulgence, or constitute a course of dealing by the Lending Company at variance with the terms of this Agreement such as to require further notice by the Lending Company of its intent to require strict adherence to the terms of this Agreement in the future. Any such actions shall not in any way affect the ability of the Lending Company, in their respective sole discretion, to exercise any of their respective rights under this Agreement or under any other agreement.

     Section 8.3. Assignment; Successors.

     (a) The Borrowing Company may not assign or transfer any of its rights or obligations hereunder without notice to the Lending Company.

     (b) The Lending Company may not at any time assign or participate its interest under this Agreement without notice to the Borrowing Company. Any holder of a participation in, and any assignee or transferee of, all or any portion of any amount owed by the Borrowing Company under this Agreement may exercise any and all rights provided in this Agreement with respect to any and all amounts owed by the Borrowing Company to such assignee, transferee or holder as fully as if such assignee, transferee or holder had made the Loans in the amount of the obligation in which its holds a participation or which is assigned or transferred to it.

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

                        RELIASTAR LIFE INSURANCE COMPANY
                          OF NEW YORK



                        By:/s/  William D. Bonneville
                           -----------------------------------------------------
                                William D. Bonneville

                        Title:  Executive Vice President and Chief
                                  Administrative Officer

                                Address for notices:
                                1000 Woodbury Road, Suite 208
                                Woodbury, New York 11797
                                Phone:516-682-8780
                                Fax:  516-682-8852

                        ING AMERICA INSURANCE HOLDINGS, INC.



                        By:/s/ David S. Pendergrass
                           -----------------------------------------------------
                               David  S. Pendergrass

                               Title: Treasurer

                               Address for notices:
                               1105 N. Market Street
                               Wilmington, DE 19809
                               Phone: 770/980-3300
                               Fax: 770/980-3301

                                                                  Exhibit 10.(g)


                                 FIRST AMENDMENT
                                     TO THE
                        ADMINISTRATIVE SERVICES AGREEMENT


This First Amendment, effective as of August 1, 2004, is made to the Administrative Services Agreement (the "Agreement"), dated as of March 1, 2003, entered into by and between ReliaStar Life Insurance Company of New York, a New York insurance company and the affiliated companies specified in Exhibit A to the Agreement.

IN CONSIDERATION, of the mutual promises set forth herein, and intending to be legally bound hereby, the parties agree to amend the Agreement as follows:

     1. The Agreement shall be amended to add the following new section: TERM. This Agreement shall be effective on the first day of March 2003, and shall end of the 31st day of March, 2005. This Agreement shall be automatically renewed on the first day of each calendar year thereafter for a twelve-month period under the same terms and conditions, subject to the provisions for termination set forth therein.

     2. Except as specifically amended by this First Amendment, the Agreement remains in full force and effect.

     IN WITNESS WHEREOF, the parties have caused this First Amendment to be duly executed as of the date first written above.

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK


By:/s/   Paula Cludray-Engelke
   -----------------------------------------
Name:    Paula Cludray-Engelke
Title:     Secretary

ING USA ANNUITY AND LIFE INSURANCE COMPANY


By:/s/ Paula Cludray-Engelke
   -----------------------------------------
Name:  Paula Cludray-Engelke
Title:   Secretary


ING FINANCIAL ADVISERS, LLC


By:/s/   John F. Todd
   -----------------------------------------
Name:    John F. Todd
Title:   Assistant Secretary

ING LIFE INSURANCE AND ANNUITY COMPANY


By:/s/  Paula Cludray-Engelke
   ------------------------------------------
Name:  Paula Cludray-Engelke
Title: Secretary


ING NORTH AMERICA INSURANCE CORPORATION


By:/s/   John F. Todd
   ------------------------------------------
Name:    John F. Todd
Title:   Assistant Secretary

RELIASTAR LIFE INSURANCE COMPANY


By:/s/   Paula Cludray-Engelke
   ------------------------------------------
Name:    Paula Cludray-Engelke
Title:   Secretary


SECURITY LIFE OF DENVER INSURANCE COMPANY


By:/s/   Paula Cludray-Engelke
   -----------------------------------------
Name:    Paula Cludray-Engelke
Title:   Secretary


SOUTHLAND LIFE INSURANCE COMPANY


By:/s/   Paula Cludray-Engelke
   -----------------------------------------
Name:    Paula Cludray-Engelke
Title:   Secretary

                                                                  Exhibit 10.(k)


                            SECOND AMENDMENT TO LEASE

     This Amendment made the 28th day of August, 2002, by and between THE TILLES INVESTMENT COMPANY, having offices at 7600 Jericho Turnpike, Woodbury, New York 11797, hereinafter referred to as the "Landlord" and ING, NORTH AMERICA INSURANCE COMPANY, successor in interest to RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK, successor in interest to RELIASTAR BANKERS SECURITY LIFE INSURANCE COMPANY a/k/a THE NORTH ATLANTIC LIFE INSURANCE COMPANY OF AMERICA, having offices at 151 Farmington Avenue, Hartford, Connecticut 06156, hereinafter referred to as the "Tenant",

                                    RECITALS

     WHEREAS, Landlord and Tenant are parties to a written rental agreement dated August 11, 1995 which was amended by written agreement dated May 31, 2001, (as amended, the "Lease") for certain space consisting of 23,440 square feet in the building and premises (the "Original Premises") located at 1000 Woodbury Road, Woodbury, New York; and

     WHEREAS, the parties are desirous of entering into an agreement which would provide for, among other things a relinquishment and surrender of the Original Premises and occupancy of additional and different space in the same building.

     NOW THEREFORE, in consideration of TEN ($10.00) DOLLARS, the receipt of which is hereby acknowledged, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, it is agreed as follows:

     FIRST: Effective as of the 31st day of October, 2002, the Tenant hereby vacates, surrenders, and releases to the Landlord, all of the Original Premises, subject further to the terms and conditions of this agreement. Landlord agrees to accept the surrender of the original premises in their present "as-is" condition, reasonable wear and tear and casualty damage excepted. Tenant shall have no obligation to remove any of its improvements, furniture, fixtures or equipment including, without limitation its phone system or any wiring or cable. Other than those items specifically and expressly set forth in the previous sentence, the premises will be delivered vacant and free of debris.

     SECOND: Landlord shall enter into and execute a Lease for all of the demised property with MortgageIt, Inc. no later than the 27th day of August, 2002, upon such terms and conditions as may be satisfactory and acceptable to Landlord. In the event that the aforesaid Lease is not executed by the close of business on August 27, 2002, this agreement shall be null and void.
     THIRD: Simultaneously upon execution of the Lease with MortgageIt, Inc., and receipt of payment set forth in paragraph 4 below, Landlord hereby releases Tenant, its predecessors, successors and assigns and their respective officers, directors, shareholders, employees and agents from all liability with respect to the Original Premises accruing subsequent to August 31, 2002. The foregoing Release shall be effective notwithstanding any delay by Landlord in delivering the new premises to Tenant, unless said delay is occasioned either in whole, or in part, by Tenant.
     FOURTH: Tenant shall pay to the Landlord, within three (3) business days from the date upon which Landlord notifies Tenant of the execution of the Lease with MortgageIt, Inc., as consideration for its release of the released space, the sum of THREE HUNDRED TWENTY-TWO THOUSAND SEVEN HUNDRED FIFTY-NINE ($322,759.00) DOLLARS; the additional sum of ONE HUNDRED FIFTEEN THOUSAND ($115,000.00) DOLLARS as contribution by the Tenant to construction costs for the released space; and the additional sum of ONE HUNDRED EIGHT THOUSAND, TWO HUNDRED TWENTY-FIVE ($108,225.00) DOLLARS, which sum shall represent payment of monthly basic rent due from MortgageIt, Inc. to Landlord for the first three (3) months of the demised term.
     FIFTH: Effective the 1st day of November, 2002 the space designated on Exhibit "A" in the Lease and First Amendment shall be further amended to reflect a relocation by Tenant to space located on the second floor, Suite 208 consisting of 4,943 rentable square feet, in the building and premises located at 1000 Woodbury Road, Woodbury, New York, and more particularly described in Exhibit "A" attached to the Second Amendment (the "new premises").
     SIXTH: The basic term of this Lease (hereinafter referred to as the "term") shall commence upon the date the Landlord gives notice to the Tenant that the Landlord has substantially completed the work set forth on the work letter attached hereto as Exhibit "B" (the "commencement date"). In the event that the commencement date occurs prior to November 1, 2002, Tenant shall not be required to pay rent on the new space until November 1, 2002. The term substantially completed as used herein shall be deemed to mean so complete as to allow the

Tenant to enter the new premises and conduct its normal business operations therein even though there may be minor items of decoration or construction to be completed. Any incomplete items preventing Tenant from commencing occupancy shall not be an objection if said items are to be installed or furnished by Tenant, or if Tenant has contributed to said delay. All work set forth on Exhibit "B" shall be performed at the Landlord's sole expense in a good and workmanlike manner and in accordance with all applicable laws, At the time of the commencement of the Lease the Landlord shall have received a temporary or permanent Certificate of Occupancy for the new premises (unless any work to be done therein, by the Tenant, shall prevent the issuance of either such Certificate of Occupancy) and the air-conditioning, heating, plumbing and ' electrical systems in the new premises and the elevator in the building shall be in working order and the said new premises shall be free of debris.
     SEVENTH: The parties expect that the term of this Lease will commence on the first day of November, 2002 and end on the 31st day of October, 2007. In the event, however, that the Landlord is unable to substantially complete the work set forth on Exhibit "B" by reason of strikes, inability to obtain materials, governmental regulation, acts of God or other matters beyond Landlord's control then, and in that event, Tenant shall continue to occupy the original premises until the commencement date but the Release set forth in Article 3 shall remain in full force and effect.
     EIGHTH: This Lease, as amended shall be extended for a period of five (5) years, commencing as of the commencement date and terminating on midnight of the day prior to the fifth anniversary date based upon the following rent schedule:

                                         Basic Annual Rent   Monthly Basic Rent
                                         -----------------   ------------------
 November 1, 2002 - October 31, 2003         $112,453.25         $9,371.10
 November 1, 2003 - October 31, 2004         $116,108.04         $9,675.67
 November 1, 2004 - October 31, 2005         $119,881.44         $9,990.12
 November 1, 2005 - October 31, 2006         $123,777.60        $10,314.80
 November 1, 2006 - October 31, 2007         $127,800.36        $10,650.03

Promptly following the commencement date the parties agree to execute and deliver a commencement date agreement memorializing the commencement date, the termination date, and setting forth the applicable dates of each Lease Year.

     NINTH: Section 1.1 shall be amended so as to provide that (i) the number of reserved parking spaces in the executive parking lot shall be reduced from four
(4) to two (2), and (ii) the number of unreserved spaces available for Tenant shall be not less than eighteen (18).
     TENTH: Article II is hereby amended to include a new Section 2.5 thereof, which shall read as follows:
     Section 2.5 - Tenant shall have a one time option to cancel this agreement at the expiration of the third Lease year subject to the following:
     1. Notification by Tenant of its desire to exercise this option shall be give to the Landlord, not later than January 31, 2006, time being of the essence.
     2. Tenant is not in default in any of the terms, covenants and conditions of the Lease at the time notice of cancellation is given, or at the effective date thereof.
     3. Simultaneously with the transmission of notice to exercise its option to cancel, Tenant shall include payment to the Landlord in the sum of $25,900.00, which sum is neither a penalty nor a forfeiture, but constitutes reimbursement of unamortized construction costs and Brokerage fees.
     ELEVENTH:  Article  III of the Lease is hereby  amended,  to  include a new
Section 3.4, which shall read as follows:
     Section 3.4 As additional rent during each and every year during the term hereof and any renewals or extensions the Tenant shall pay to the Landlord its proportionate share of any increase in Real Estate taxes over the 2002-2003 School Tax, and the 2002 Town Tax.
     A. Landlord and Tenant covenant and agree that for purposes of this Article, or at such other place as the term "proportionate", "pro-rata share", or words of similar import and intent are used in the Lease, Tenant's share shall constitute 2.15%.
     B. Tenant shall similarly pay its proportionate share as determined in sub-paragraph A above of any ad valorem assessments, or impositions against the real property of which the Demised Premises form a part and its proportionate share of any taxes which shall be imposed in lieu of any ad valorem real property tax as the same is presently considered, except that the Tenant shall not .be obligated to pay any portion of any assessment or imposition (whether payable in installments or otherwise) which have become a lien prior to the commencement of the term of this Lease. In the event that there shall be any general or special assessments or impositions against the said real property which the Tenant is obligated to pay a proportionate share, the Landlord agrees that if the said assessments or impositions may be paid in installments that the

Landlord will elect to pay the same in installments and the Tenant shall only be responsible to pay its proportionate share of those installments which cover the period of the term of the Lease.
     TWELFTH:  Article  IV of the  Lease is  hereby  amended,  to  include a new
Section 4.6,  which shall read as follows:
     Section 4.6 Throughout the term of this Lease, Landlord shall supply and Tenant shall pay for the electricity in the Demised Premises and for the common areas for normal lighting, The Tenant shall use no electric equipment in the Demised Premises other than desktop computers, servers, routers, copiers, fax machines, and other normal small office business machines, If the Tenant introduces equipment onto the premises other than other normal small office business machines, Tenant shall reimburse Landlord for the cost of electricity necessary for same. The Landlord covenants to provide and pay for heat, air-conditioning, elevator service and electricity between the hours of 8:00 a.m. and 6:00p.m. Monday through Friday and Saturday between the hours of 8:00a.m. to 1:00p,m.. However, if one of the days above is a "Holiday", the HVAC system shall not be in operation. The term "Holiday" shall mean New Years Day, Presidents Day, Memorial Day, Independence Day, Labor Day, Thanksgiving and Christmas, and such other Holidays as may, from time to time be nationally recognized.
     The cost of electricity to the Tenant, during the term of this Lease, shall be determined as follows:
     Tenant shall pay the sum of $12,357.50 per year payable in equal monthly installments of $1,029.79 in advance. In the event that any time during the term of this Lease Landlord's cost per kWh shall be increased above $.16 per kWh (the average annual kWh in effect during the last 12 months) then, in that event upon presentation to Tenant of reasonable documentation evidencing such increase, the percentage of such increase shall be paid to the Landlord as additional rent as hereinabove provided.
     THIRTEENTH: The work letter described as Exhibit "C" in Section 5.1 of the original Lease dated August 11, 1995 is hereby amended to include and reflect the work letter and plans attached to this amendment as Exhibit "B".
     FOURTEENTH: A. Tenant acknowledges that the sole and exclusive Broker which brought about the Lease with MortgageIt, Inc. is Julian Studley and that the sole and exclusive Broker who brought about the Lease for the premises demised herein is CB Richard Ellis. Landlord agrees to pay the commission due and owing CB Richard Ellis for the commission earned on the demised space and Tenant agrees to indemnify and hold harmless Landlord against any claims or expenses which the Landlord may incur by reason of the Tenant having dealt with any Broker other than CB Richard Ellis in connection with this Lease.
     B. Landlord agrees that it shall pay that portion of the commission due and owing to Julian Studley which is attributed the last three years of the Lease with MortgageIt, Inc. and agrees to indemnify and hold harmless Tenant against any claims or expenses which Tenant may incur by reason thereof.
     C. Tenant agrees to pay that portion of the commission due and owing to Julian Studley which is attributed to the first three years of the Lease with MortgageIt, Inc. and agrees to indemnify and hold harmless Landlord against any and all claims or expenses which Landlord may incur by reason thereof, or from any other Broker.
     FIFTEENTH: Tenant shall have one (1) five year option to renew the term of Tenant's Lease provided:
     1. Tenant is not in default in the terms, covenants and conditions of the Lease at the time of notification of Tenant's intention to exercise its option or at the commencement of the option term;
     2. Tenant shall provide written notice not later than January 31, 2007, time being of the essence, of Tenant's intention to exercise its option to renew.
     3. This option is for the benefit of the Tenant and any assignees of Tenant which control, are controlled by, or under common control with Tenant.
     4. All of the terms, covenants and conditions of the Lease shall remain in full force and effect.
     5. The said renewal shall be the basic rent during the last year during the term of this Lease, increased by 3.25%, and, further increased by 3.25% for each and every year of the remaining term.
     SIXTEENTH: Section 4.5 of the Lease is hereby amended to provide that the Tenant shall not be liable for any supervisory or other fees to Landlord in connection with its relocation from the original premises to the new premises, including, without limitation any charges for the freight elevator, so long as the relocation occurs on any weekday between the hours of 9:00a.m. and 5:00 p.m. Supervisory fees incurred by Tenant pursuant to the terms of this paragraph shall be deemed items of additional rent and shall be billed at the rate of
$30.00   for  each   hour,   or   fractionional   part   thereof.
     SEVENTEENTH: Notwithstanding anything to the contrary set forth in Sections
6.3 and 22.3 of the Lease or otherwise, Tenant shall not be obligated to remove any Tenant improvements, wiring or cabling from the original premises or the new premises.
     EIGHTEENTH: Notwithstanding anything set forth in Section 11.1 of theease or otherwise, Landlord and Tenant each hereby release and waive all right of recovery against the other or anyone claiming through or under each of them by way of subrogation or otherwise for any loss which is covered by a standard all-risk casualty insurance policy. Landlord and Tenant further agree that each insurance policy carried by them with respect to the new premises and/or the building of which the new premises comprise a part shall include a waiver of subrogation by the insurance carrier in favor of the other party.
     NINETEENTH: Sections 11.3 and 12.2(i) of the Lease are hereby modified to provide lit any rent abatement pursuant to either subsection shall be equitable.
     TWENTIETH: The Landlord shall request from the holder of any Mortgage hereinafter placed upon the property of which the demised premises form a part the issuance of its standard form non-disturbance letter in favor of the Tenant provided further that said non-disturbance clause can be obtained at no cost to Landlord. Landlord further agrees to make a reasonable effort to obtain said non-disturbance letter.
     TWENTY-FIRST: Pursuant to Article 17 of the Lease, Landlord acknowledges that Tenant's present notice address is 151 Farmington Avenue (TN41), Hartford, Connecticut 06156-9690, Attention: Corporate Real Estate Department.
     TWENTY-SECOND: The Phrase "that it may" hereby replaces "to" in the first line of Section 22.1.
     TWENTY-THIRD: The sixty (60) day period set forth in Section 22.3 of the Lease is hereby reduced to thirty (30) days. Further, the Lease is hereby modified to provide that the provisions of Section 22.4 shall not apply to any transaction with any entity that controls, is controlled by, or is under common control with Tenant.
     TWENTY-FOURTH: Section 30.1 is modified to provide that Tenant will pay 150% of the monthly rate for the time Tenant remains in possession for a period not to exceed sixty (60) days and 200% thereafter. Said paragraph is further modified to provide that Tenant's liability for consequential damages only, shall accrue if Tenant remains in possession for a period longer than ninety
(90) days. All other damages for which Tenant shall be liable, shall accrue if Tenant remains in possession for a period longer than sixty (60) days.
     TWENTY-FIFTH: The foregoing provisions are intended to modify said Lease only in the foregoing respects and such modifications and the terms hereof as herein set forth are to be strictly construed, It is further agreed that except as hereinabove provided all of the terms, covenants and conditions of said Lease dated the 11th day of August, 1995 and amended the 31st day of May, 2001 shall continue to remain in full force and effect as therein written and shall be read and construed together with this instrument.
     TWENTY-SIXTH: This Amendment may be signed in separate counterparts, all of which taken together, shall constitute a single agreement.
     In witness whereof, the parties hereto have hereunto set their hands and seals the day and year first above written.

THE TILLES INVESTMENT COMPANY              ING NORTH AMERICA
                                           INSURANCE COMPANY


By: /s/  Peter Tilles                       By: /s/  Ron Falkner
   --------------------------                  ---------------------------------


     IN WITNESS WHEREOF, the parties hereto have hereunto set their hands and seals the day and year first above written.

                                            THE TILLES INVESTMENT COMPANY



                                            By: /s/  Peter Tilles
                                                --------------------------------


                                            MORTGAGEIT, INC.



                                            By: /s/ Larry P. Lewis
                                                --------------------------------
                                                    Larry P. Lewis
                                                    Chief Operating Officer

                                    Exhibit A

                            Furniture Plan omitted.

                                   Exhibit - B
                                   WORK LETTER
                                       ING
                               1000 Woodbury Road
                               Woodbury, NY 11797

                                  June 5, 2002
                             Revised August 22, 2002
                             Revised August 26, 2002

All work shall be as indicated on the following construction documents:
         1 of 8              Title Sheet                                 Undated
         4 of 8              Furniture & Demolition Plan                  7/2/02
         5 of 8              Construction & Ceiling Plan                  7/2/02
         6 of 8              Panel & Finish Plan                          7/2/02
         7 of 8              Door Schedule, Details & Elevations          7/2/02
         8 of 8              Details & Elevation                          7/2/02
         Bulletin # 1        Drawing 2                                   8/20/02
                             ING -- Standard Finishes                    Undated

as prepared by               Jung / Brannan Associates, Inc.
                             One Waterville Road
                             Farmington, Connecticut 06032

1.   PARTITIONING
-----------------
All new partitions provided by the Landlord shall consist of.5/8" gypsum board applied to 2 1/2" metal studs and shall extend to the underside of the acoustical ceiling grid. Sound attenuating insulation shall be provided in all new partitions. Demising partitions shall consist of 5/8" gypsum board applied to 3 1/2" metal studs 16" o/c. with sound attenuating insulation and shall extend from the concrete floor slab to the underside of the floor above. The amount of such partitioning shall be as indicated on me plan attached. Landlord shall remove and dispose of existing partitions as required to complete the work of this alteration.

Fire rates enclosures of all columns, air shafts and demising partitions shall be constructed in accordance with the requirements of the New York State uniform Fire Prevention and Building Code.

2.   DOORS AND BUCKS
--------------------
Landlord shall relocate the existing wood doors and metal knock down door frames as necessary to complete the work as indicated. Landlord shall reuse the existing Building Standard Atheans levers as manufactured by Schlage. This hardware shall comply with the requirements of the Americans with Disability Act A maximum of four (4) locksets shall be included as part of this work letter.

3. PAINTING AND FINISHES
------------------------
All new partitions provided by the Landlord shall be painted with two coats of Benjamin Moore paint as indicated on the attached ING finish schedule. The partitions of the conference rooms and reception area shall receive Type I vinyl wallcovering as indicated on the attached ING finish schedule. All existing doors shall be finished with a coat of clear varnish and all door jambs shall be finished with an oil based semi gloss paint.

4.   FLOORING
-------------
Landlord shall remove the existing carpeting throughout the Demised Premises and shall furnish and install new carpeting as per ING standard finishes. Vinyl composition moor tile shall be provided in the kitchen area, storage and telco room. All partitions provided by the Landlord shall receive 4" vinyl cove base.

5.   CEILING
------------
Landlord shall remove me existing ceiling tiles throughout the Demises Premises and shall furnish and install Armstong Second Look I ceiling dies. Sound attenuating insulation shall be installed above the acoustical ceiling as noted on the plans attached.

6.   ELECTRIC
-------------
Landlord shall furnish and install the new electric outlets and circuitry in accordance with the National Electrical Code and as per the plan attached. Power wiring of the Tenant's equipment is not included unless outlined in this exhibit or indicated on plan attached. This work shall be wired from the existing building electrical distribution system.

7. LIGHTING
-----------
Landlord shall rearrange the existing light fixtures as indicated on the plan attached. These fixtures shall be recessed and shall have 1 1/2" x 1 1/2" paracube lenses Landlord shall reuse existing fixtures and devices where possible.

8.   HEATING, VENTILATION AND AIR CONDITIONING
----------------------------------------------
Landlord shall reconfigure me existing supply registers and return grilles throughout the Demised Premises. This work shall be completed in accordance with the original building design and building standards. Registers and grilles shall be cleaned prior to installation. All registers throughout the Demised Premises shall tie connected to the existing mechanical systems. The general design criteria for air conditioning shall be 74 degrees F. inside when the outside temperature is 95 degrees F. Heating shall provide 70 degrees inside when the outside temperature is 5 degrees F.

Landlord shall install the supplemental cooling only unit for the telecommunication room as noted. The Tenant shall be responsible for all cost of the unit delivered to the construction site. At the option of the ING, Landlord or Tenant shall purchase the Liebert - Mini Mate unit as specified after the submission of an additional work order indicating the Landlord's cost.

9.   MISCELLANEOUS
------------------
Landlord shall furnish and install the fallowing items as indicated on the plans attached:

     1. Plastic laminate kitchen countertop, cotta as indicated on the ING standard finishes.
     2 Building Standard upper and lower kitchen cabinets with a lowered section for the kitchen sink.
     3.   Building Standard window treatment on all exterior windows.

Tenant shall provide and install the following items at the Tenant's sole cost and expense:

     1. All furniture and equipment including reception desk and secretarial stations, unless otherwise indicated in this exhibit.
     2.   All signage and Interior directories.
     3.   All built-in cabinetry work including  bookshelves.
     4.   Appliances and vending machines.

The Tenant shall arrange, at the Tenant's sole cost and expense, for the moving of all furniture and equipment, dismantle and assembly of all moveable partitioning and ether work necessary to complete the work of this alteration not outlined in this Work Letter.

10.  NOTES
----------
All subcontractors, hired by the Tenant, stall coordinate schedules and moves with the Landlord's office to ensure a smooth and controlled construction sequence.

All delays, caused as a result of changes by me Tenant shall not modify the date of possession and the commencement of rent payments by the Tenant.

All work of this alteration shall be completes during normal business hours.

                                 END OF SECTION

                              ING-STANDARD FINISHES


FLOOR FINISHES:
--------------------------------------------------------------------------------
CARPET:                                            4" VINYL WALLBASE:
------                                             -----------------
Mfg:     Shaw                                      Mfg:    Johnsonite
Spec:    Contact Rick Gondon                       Color:   #40 Black
         @ 800-424-7429 x6556 for pricing and
         specification information
VINYL COMPOSITION TILE:
----------------------
Mfg:     Armstrong Premium Excelon
Style:   Stonetex
Color:   52143-Sandstone Tan

WALL FINISHES:
VINYL WALLCOVERING:
------------------
Mfg:       Surface Materials
Style:     Contrex
Style #:   V-12035

PAINT:
-----
General Wall Cover: (Off White)                    Accent Wall Color:
Mfg:       Benjamin Moore                          Mfg:     Benjamin Moore
Finish:    Regal Aqua Velvet                       Finish:  Regal Aqua Velvet
Color:     #232                                    Color:   #1203 (Terra Cotta)

Door Frames:                                       Accent   Wall Color:
Mfg:       Benjamin Moore                          Mfg:     Benjamin Moore
Finish:    Semi-Gloss                              Finish:  Regal Aqua Velvet
Color:     Black                                   Color:   HC-154 (Navy Blue)

Accent Wall Cover:
-----------------
Mfg:       Pittsburgh Paints
Finish:    Latex Eggshell
Color:     #317-5-Cracker Bitz (Tan)

WALL FINISHES:
-------------
PLASTIC LAMINATES (Cabinetry/Millwork):
Mfg:       Nevamar                                 Mfg:   Nevamar
Color:     Foundry/Textured                        Color: Maize Shibori/Textured
Number:    #S-2-84T                                Number:  #SH-2-2T

Mfg:       Nevamar                                 Mfg:   Nevamar
Color:     Black/Textured                          Color: Ochre Tempera/Textured
Number:    #S-6-1T                                        Number:  #TM-2-1T

Mfg:       Nevamar
Color:     Charcoal Matrix/Textured
Number:    #MR-6-2T

SOLID SURFACES (Reception Countertop):
Mfg:       Corian
Color:     Midnight Sierra Family

                                                                 Exhibit 10. (m)



                         AUTOMATIC REINSURANCE AGREEMENT

                        Effective as of January 15, 1996

                                   Between the




                     LINCOLN SECURITY LIFE INSURANCE COMPANY
                   (hereinafter referred to as the "Company")


                                       And


                   SECURITY-CONNECTICUT LIFE INSURANCE COMPANY
                  (hereinafter referred to as the "Reinsurer")

                         AUTOMATIC REINSURANCE AGREEMENT

                                Table of Contents

                                                                            Page

ARTICLE I ...................................................................4

     Basis of Reinsurance

     Automatic Coverage

     Special Automatic Coverage

     Exceptions to Automatic Coverage

     Facultative Reinsurance

ARTICLE II ..................................................................6

     Notification of Cession

     Policy Forms

     Notification of Underwriting Rules

ARTICLE III .................................................................7

     Commencement and Termination of Liability

ARTICLE IV ..................................................................8

     Oversights - Clerical Errors

ARTICLE V ...................................................................9

     Plan of Reinsurance

ARTICLE VI..................................................................10

     Reinsurance Premiums

         Life Premiums

ARTICLE VII.................................................................11

     Premium Tax Credits

ARTICLE VIII................................................................13

     Reinsurance Administration

ARTICLE IX..................................................................15

     Reductions

ARTICLE X...................................................................16

     Retention Limit Increases (Recapture)

ARTICLE XI..................................................................17

     Extended and Paid-Up Insurance

ARTICLE XII ................................................................18

     Reinstatements

ARTICLE XIII ...............................................................19

     Policy Changes

ARTICLE XIV ................................................................20

     Settlement of Claims

ARTICLE XV .................................................................23

     Records

ARTICLE XVI ................................................................23

     Insolvency

ARTICLE XVII................................................................24

     Arbitration



ARTICLE XVIII...............................................................25

     Parties to Agreement

ARTICLE XIX.................................................................26

     Duration of Agreement

ARTICLE XX .................................................................27

     Entire Agreement

EXHIBIT I ..................................................................29

     Maximum Retention Limits

     Automatic Binding Limits

REINSURANCE PREMIUM ALLOWANCES..............................................30

EXHIBIT II

ELIGIBLE PLANS OF INSURANCE ................................................32

EXHIBIT III

TERMS FOR SPECIFIC POLICY REPLACEMENT & EXCHANGE SITUATION..................33


EXHIBIT IV

                                    ARTICLE I

                              Basis of Reinsurance

1. On and after the fifteenth day of January 1996, amounts of individual life insurance which have been issued by the Company to standard and substandard lives on any of the plans of insurance listed in Exhibit III, shall be automatically reinsured under this Agreement on the basis hereinafter stated. Once the Company has retained its maximum retention limit on a risk as specified in Exhibit I, the entire amount in excess of such amount shall be automatically reinsured under this Agreement with the Reinsurer. Excepted are risks excluded from automatic coverage under paragraph 4 of this Article and policies written by agencies whose business is specifically reinsured elsewhere or other defined classes of business which are to be automatically reinsured elsewhere. The Reinsurer shall be advised of the classes of business that are not to be reinsured under this Agreement, although it shall not be necessary to indicate to what reinsurer(s) such classes of business are to be ceded.

                               Automatic Coverage

2. Except as specified in Paragraph 4 of this Article, whenever coverage is available under this Agreement, the Company shall cede and the Reinsurer shall automatically accept its specified share of the risk as defined in Paragraph 1 of this Article.

                           Special Automatic Coverage

3. Even though the Company may already be on the risk for its maximum limit of retention under policies previously issued and therefore unable to retain any part of the insurance currently applied for, the Company, without retaining any more for its own account, shall still have the right to cede automatically the full amount of new insurance to the Reinsurer, within the limits specified in Paragraph 4, below, on the same terms on which the Company would be willing to accept the risk for its own account if it did not already have its maximum limit of retention.

                        Exceptions to Automatic Coverage

4.   Reinsurance shall not be ceded automatically on any life if:

     a.) the amount of life insurance in force on that life in all companies plus the amount currently being applied for, less the amount of all policies absolutely assigned to the Company (provided the sum of all such absolute assignments does not exceed ten million dollars for issue age of lives up to age 70 and five million dollars for issue age of lives at or over age 70) exceeds ten million dollars ($10,000,000) for issue age of lives up to age 70 and five million dollars ($5,000,000) for issue age of lives at or over age 70; or

     b.) if the amount of insurance currently applied for and to be reinsured under this Agreement on that life, plus all amounts of insurance which the Company then reinsures on that life under this Agreement or any other life reinsurance agreement, exceed the Automatic Binding Capacity, as indicated in Exhibit I; or

     c.) the substandard mortality rating assessed by the Company to the risk exceeds class P (500%) or its equivalent on an extra premium basis; or

     d.) the Company has submitted the risk for facultative consideration within the last two years.

                             Facultative Reinsurance

5. When reinsurance is not available as automatic reinsurance under Article I, the Company may submit for facultative consideration to the Reinsurer a request for any amount of reinsurance that the Company may require.

     When the Company desires facultative reinsurance, it will send to the Reinsurer any and all information it has about the risk, including specifically but not limited to copies of the application, medical examiners' reports, attending physicians' statements, inspection reports, and other papers bearing on the insurability of the risk. Upon receipt of the information, the Reinsurer will analyze the risk promptly and as soon as possible notify the Company of its decision and its classification of the risk.

                                   ARTICLE II

                             Notification of Cession

1. At the beginning of each quarter, the Company shall notify the Reinsurer of all risks ceded under this Agreement on which it has received the initial premium since the last quarterly notification.

                                  Policy Forms

2. Upon request, the Company shall file with the Reinsurer copies of all policy forms.

                       Notification of Underwriting Rules

3. Prior to their introduction, the Company shall notify the Reinsurer of the introduction of new underwriting programs to be reinsured under this Agreement or of modification to programs already covered by the Agreement.

                                   ARTICLE III

                    Commencement and Termination of Liability

l.   The  liability  of  the  Reinsurer   under  this  Agreement  for  automatic
     reinsurance shall commence simultaneously with the beginning of the Company's liability under its corresponding insurance.

2. The liability of the Reinsurer under this Agreement for facultative reinsurance shall commence simultaneously with the beginning of the Company's liability under its corresponding insurance, subject to the Reinsurer's having given the Company an unconditional approval on the application for reinsurance.

3. In no event shall the Reinsurer's liability for reinsurance continue after termination of the Company's liability under its corresponding insurance.

                                   ARTICLE IV

                          Oversights - Clerical Errors

1. Should the Company fail to cede reinsurance that otherwise should have been ceded on an automatic basis, or should the Company or the Reinsurer fail to comply with any of the other terms of this Agreement, and if this is shown to be unintentional and the result of a misunderstanding, oversight or clerical error on the part of either the Company or the Reinsurer, then this Agreement shall not be deemed abrogated thereby, but all companies shall be restored to the position they would have occupied had no such misunderstanding, oversight or clerical error occurred.

                                    ARTICLE V

                               Plan of Reinsurance

1. Reinsurance ceded under this Agreement shall be on a basis which is commonly known as Coinsurance. The Reinsurer shall be liable for its share of reserves, including any deficiency reserves, and death claims.

2. Reinsurance shall be subject to the same terms and conditions as the policy issued by the Company to the insured.

3. The reinsurance shall be in force for the amount determined from the reinsurance cession, provided the Company's policy is in force.

                                   ARTICLE VI

                              Reinsurance Premiums

                                  Life Premiums

1. The reinsurance premiums shall be the premiums, excluding the policy fee, which the Company charges its insureds, less the appropriate allowance given in the attached Exhibit II. The Reinsurer shall receive a share of the Reinsurance premium equivalent to the Reinsurer's share of the face amount. The flat extra is considered part of the reinsurance premium which has separate allowances described in paragraphs 2 and 3 of this Article.

2.   Risks Bearing Permanent Flat Extras for More than Five Years

     The total reinsurance premiums for such risks shall be at rates provided in Paragraph 1 of this Article plus the following percentage of the flat extra premium charged by the Company under the original policy for the face amount reinsured.

                                    First Year       25%
                                    Renewal Year     90%

     Risks Bearing Temporary Flat Extras for Five Years or Less

3. The total reinsurance premiums for such risks shall be at the rates provided in Paragraph 1 of this Article plus the following percentage of the temporary flat extras premium charged under the original policy for the face amount reinsured.

                                    First Year       90%
                                    Renewal Year     90%

                                   ARTICLE VII

                               Premium Tax Credits

1. The reinsurance allowances applicable under this Agreement take into consideration the Company's liability for premium taxes. Accordingly, the Reinsurer shall make no separate reimbursement to the Company for premium taxes on the portion of the Company's premium paid to the Reinsurer as reinsurance premiums.

                                     DAC Tax

2.   The Company and the  Reinsurer  hereby agree to the  following  pursuant to
     Section 1.848-2(g)(8) of the Income Tax Regulations issued December 1992, under Section 848 of the Internal Revenue Code of 1986, as amended. This election shall be effective for all taxable years for which this Agreement remains in effect unless such election is terminated by mutual written agreement of the parties hereto with the consent, if required, of the Commissioner of the Internal Revenue Service.

     a.) The term "party" will refer to either the Company or the Reinsurer as appropriate.

     b.) The terms used in this Article are defined by reference to Treasury Regulation Section 1.848-2 in effect as of December 29, 1992. The term "net consideration" will refer to either net consideration as defined in Treasury Regulation Section 1.848-2(f) or; gross premium or other consideration" as defined in Treasury Regulation Section 1.848-3(b) as appropriate.

     c.) The party with the positive net consideration for this Agreement for each taxable year will capitalize specified policy acquisition expenses with respect to this Agreement without regard to the general deductions limitation of Section 848(c)(l).

     d.) Both parties agree to exchange information pertaining to the amount of net consideration under this Agreement each year to ensure consistency or as otherwise required by the Internal Revenue Service.

     e.) The Company will submit a schedule to the Reinsurer by May of each year of its calculation of the net consideration for the preceding calendar year. This schedule of calculations will be accompanied by a statement signed by an officer of the Company stating that the Company will report such net consideration in its tax return for the preceding calendar year.

     f.) The Reinsurer may contest such calculation by providing an alternative calculation to the Company in writing within thirty (30) days of the Reinsurer's receipt of the Company's calculation. If the Reinsurer does not so notify the Company, the Reinsurer will report the net consideration as determined by the Company in the Reinsurer's tax return for the previous year.

     g.) If the Reinsurer contests the Company's calculation of the net consideration, the parties will act in good faith to each an agreement as to the correct amount within thirty (30) days of the date the Reinsurer submits its alternative calculation. If the Company and the Reinsurer reach agreement on an amount of net consideration, each party shall report such amount in their respective tax returns for the previous calendar year.

                                  ARTICLE VIII

                           Reinsurance Administration

     1.   Reinsurance   ceded   under   this   Agreement   shall  be   Bordereau
          Administration.

          a. The Reinsurer shall have the responsibility of maintaining adequate records for the administration of the reinsurance ceded hereunder.

          b. Reinsurance premiums shall be paid on an annual basis in advance, but if a reinsured policy is terminated or reduced in accordance with the provisions of this Agreement, the Reinsurer shall refund the Company the unearned portion of the reinsurance premium.

          c. Reinsurance premiums and adjustments shall be accounted for and settled monthly for facultative business and quarterly for automatic business. Within forty-five (45) days after the beginning of each calendar month or quarter, the Reinsurer shall calculate a statement of premiums for all outstanding reinsurance falling due within the previous month or quarter. The statement shall also include adjustments in Reinsurance premiums due in previous billing cycles. The Company shall remit to the Reinsurer the amount of any net balance due. If the net balance is in favor of the Company, the Reinsurer shall remit to the Company. Except as provided in Article IV, the payment of reinsurance premiums shall be a condition precedent to the liability of the Reinsurer under reinsurance covered by this Agreement. In the event of the non-payment of reinsurance premiums as provided in this paragraph, the Reinsurer shall have the right to terminate the reinsurance under all policies having reinsurance premiums in arrears by giving a thirty days notice of termination in writing.

               As of the close of this thirty day period, if the delinquent premium remains unpaid, the Reinsurer's liability will terminate for the risks described in the preceding sentence and the risks where the reinsurance premiums become delinquent during the thirty day period. Policies on which reinsurance premiums subsequently fall due will automatically terminate if reinsurance premiums are not paid when due as provided in this paragraph. Regardless of these terminations, the Company will continue to be liable to the Reinsurer for all earned unpaid reinsurance premiums.

               The Company may reinstate the terminated risks within sixty days after the effective date of termination by paying the delinquent reinsurance premiums for the risks in force prior to the termination. However, the Reinsurer will not be liable for any claim incurred between the dates of termination and reinstatement.

               The effective date of reinstatement will be the day the required back premiums are received by the Reinsurer.

          d. In addition to the premium accounting described above, the Reinsurer will create appropriate reports on new business reserves, terminations and changes, policy exhibits and an annual inforce listing.

                                   ARTICLE IX

                                   Reductions

1. If all or any part of any insurance policy reinsured under this Agreement shall be reduced or terminated, the amount of reinsurance carried by the Reinsurer with respect to that policy shall be reduced proportionally as of the date and time of such reduction or termination. In no case shall the company be required to assume a risk for an amount in excess of its regular retention limit for the age at issue and mortality rating of the policy under which reinsurance is being reduced or terminated.

                                    ARTICLE X

                      Retention Limit Increases (Recapture)

1. If the Company increases its limit of retention, a proportionate reduction may be made at the option of the Company in the reinsurance in force on all lives on which the Company had its maximum limit of retention at the time reinsurance was ceded. However, no risk shall be recaptured prior to the tenth (10th) anniversary of the original reinsurance of the risk.

2.   Recapture shall be effected as follows:

     a. After the retention increase is effected, the Company shall notify the Reinsurer of its intention to recapture within ninety (90) days from the effective date of such recapture.

     b.   Each  eligible   policy  shall  be  recaptured  on  the  first  policy
          anniversary on or next following the effective date of recapture.

     c. All eligible policies shall be recaptured unless there is an agreement to the contrary mutually expressed in writing.

     d. If the Company has reinsured any portion of the policy in another company, the reduction in reinsurance ceded under this Agreement shall be in the same proportion to the total reduction in reinsurance as the amount reinsured under this Agreement bears to the total reinsurance on the policy.

     e. In determining the new retention for a particular class, the rules for the classification at time of issue which may include, but are not limited to, age and rating at issue, shall be used.

     f. The recaptured amounts must be retained by the ceding company without benefit of reinsurance from some other source.

                                   ARTICLE XI

                         Extended and Paid-Up Insurance

1. Should a reinsured policy lapse and extended or paid-up insurance be in force in accordance with the provisions of the policy, the amount of reinsurance shall be adjusted. For any resulting adjustment in the amount of insurance, a corresponding adjustment of reinsurance shall be made.

                                   ARTICLE XII

                                 Reinstatements

1. Should a lapsed insurance policy be reinstated in accordance with its terms and the rules of the Company, the reinsurance under such policy shall be reinstated automatically. Premiums and interest on reinstated reinsurance shall be payable only to the extent that the Company collects premiums and interest on such insurance.

                                  ARTICLE XIII

                                 Policy Changes

1. Should the Company make any material changes in the provisions and conditions of a policy issued to an insured and upon which reinsurance shall have been granted hereunder, the Company shall, within a reasonable time, inform the Reinsurer of such change.

2. Should a policy reinsured under this Agreement be exchanged for or converted to a new policy of the Company, the new policy shall be considered as a continuation of the original policy if any of the following conditions exist:

     a.) full new evidence of insurability, commensurate with the full current amount of insurance, is not secured;

     b.) full new suicide and contestability periods, commensurate with those used for normal newly issued policies, are not employed;

     c.) a commission lower than that normally paid for new issues of the plan of insurance on the new policy is paid.

If such policy is so construed as a continuation of the original policy, the full amount of reinsurance on the original policy shall be continued on the new policy. Except as specifically provided in Exhibit IV, point-in-scale reinsurance rates measured from the effective date of the original policy would be payable by the Company. The recapture period applicable to the original policy would govern the reissued policy and duration would be measured from the effective date of the original policy.

                                   ARTICLE XIV

                              Settlement of Claims

1. In the case of a claim on a reinsured policy, whether claim payment is made under the strict policy conditions or compromised for a lesser amount, the settlement made by the Company shall be unconditionally binding upon the Reinsurer. The Company shall keep the Reinsurer informed of any claim which might be contested or compromised or where unusual claim investigation expenses are contemplated and, where practical, the Company may consult with the Reinsurer. However, such consultation shall not impair the Company's freedom to determine the proper action on the claim and the settlement made by the Company shall still be unconditionally binding on the Reinsurer.

2. The Company shall furnish the Reinsurer with copies of the proofs of claim. If the Reinsurer so requests, the Company shall furnish the Reinsurer with any information the Company may possess in connection with the claim. Payment in settlement of the reinsurance under a claim approved and paid by the Company for a life reinsured hereunder shall be made by the Reinsurer upon the receipt of the claim papers. If the total amount reinsured is $500,000 or more, and if the Company so requests, then the amount due for that claim will become payable as soon as the company approves the claim and notifies the Reinsurer.

3. The Reinsurer shall share in the claim expense of any contest or compromise of a claim in the same proportion that the risk reinsured hereunder bears to the total risk of the Company on all policies being contested by the Company and shall share in the total amount of any reduction in liability in the same proportion. Claim expense shall include, but not be limited to, cost of investigation, legal fees, court costs and interest charges. Compensation of officers and employees and any possible extra contractual damages, except as provided in paragraph 6 of this Article, shall not be considered claim expenses.

4. In the event of an increase or reduction in the amount of the Company's insurance on any policy reinsured hereunder because of an overstatement or understatement of age or misstatement of sex, established after the death of the insured, the Company and the Reinsurer shall share in such increase or reduction in proportion to their respective net amounts under such policy.

5. If the Company decides to contest a claim, the Reinsurer may pay its full share, as if the claim were not contested, to the Company and this will fulfill the Reinsurer's obligation for that claim. However, the Reinsurer may, at its option after consultation with the Company, join in the contest and then share in the expenses of the contest and any reduction in liability, as specified in paragraph 3 of this Article, with respect to this claim. The Reinsurer will be deemed to have joined in the contest unless it notifies the Company of its intentions not to join within 48 hours of receiving written notification of the Company's intention to contest.

6.a. If the Reinsurer joins in the contest, the Reinsurer shall share in the claim expense of the contest or compromise of a claim in the same proportion that the risk reinsured hereunder bears to the total risk of the Company on all policies being contested by the Company and shall share in the total amount of any reduction in liability in the same proportion. Claim expense shall include, but not be limited to, cost of investigation, legal fees, court costs and interest charges. Compensation of salaries of officers and employees and any possible extra contractual damages, except as provided in paragraph 6 of this Article shall not be considered claim expenses.

b. Subject to the provision of Paragraphs c and d of this Article XIV, the Reinsurer shall reimburse the Company for its share of any noncontractual damages (including, but not limited to, punitive, exemplary, compensatory or consequential damages) assessed against the Company, provided the conditions precedent to liability for noncontractual damages as specified in paragraph d of this Article, are met.

c. The Reinsurer shall not be liable for any portion of noncontractual damages assessed on the basis of fault or wrongdoing on the part of the Company, its agents or representatives other than for denying or contesting the claim.

d. Notwithstanding the provisions of Paragraphs b and c, the Reinsurer shall participate in noncontractual damages assessed against the Company only in those cases where it is clear that the denial or contesting of the claim was the sole basis for the award or whenever the total amount of contractual claims and noncontractual damages is equal to or less than the face amount of the policy.

e. The Reinsurer shall proportionately share in any assessment of Statutory Penalties (herein defined as those amounts awarded as a penalty, but fixed in amount by statute).

                        Conditions Precedent to Liability

f. Conditions precedent to liability for noncontractual damages are as follows:

     1. The Reinsurer shall have had the opportunity to review the complete claim file prior to any final action by the Company that indicates to the claimant that the claim is being denied or contested; and

     2. Upon completion of such review, the Reinsurer shall have agreed in writing that the claim should be denied or contested.

                                Covered Expenses

g. Legal fees incurred in defense against noncontractual damages shall be covered expenses. The Reinsurer shall reimburse the Company for such expenses in the same proportion as described in Paragraph 6a.

                                   ARTICLE XV

                                    Records

1. The Reinsurer shall have the right at all reasonable times and for any reasonable purpose to inspect at the Home Office of the Company all books and documents relating to this reinsurance.


                                   ARTICLE XVI

                                   Insolvency

1. In the event of the insolvency of the Company, all reinsurance made, ceded, renewed or otherwise becoming effective under this Agreement shall be payable by the Reinsurer directly to the Company or to their liquidator, receiver or statutory successor on the basis of the liability of the Company under the contract reinsured without diminution because of the insolvency of the Company. It is understood, however, that in the event of the insolvency of the Company, the liquidator or receiver or statutory successor of the insolvent Company shall give written notice of the pendency of a claim against the Company on the policy reinsured within a reasonable time after such claim is filed in the insolvency proceeding and that during the pendency of such claim that the Reinsurer may investigate such claim and interpose, at its own expense, in the proceeding where such claim is to be adjudicated any defense or defenses which they may deem available to the Company or its liquidator or receiver or statutory successor.

2. It is further understood that the expense thus incurred by the Reinsurer shall be chargeable, subject to court approval, against the Company as part of the expense of liquidation to the extent of a proportionate share of the benefit which may accrue to the Company solely as a result of the defense undertaken by the Reinsurer. Where two or more assuming insurers are involved in the same claim and a majority in interest elect to interpose defense to such claim, the expense shall be apportioned in accordance with the terms of the Reinsurance Agreement as though such expense had been incurred by the Company.

3. In the insolvency of the Reinsurer, all Reinsurance made, assumed, renewed or otherwise becoming effective under this Agreement shall be payable by the Reinsurer or by its liquidator, receiver, or statutory successor on the basis of the liability of the Reinsurer, directly to the Company, under the contract reinsured without diminution because of the insolvency of the Reinsurer. In the event of such insolvency, the Company shall have the right to offset the payment of reinsurance premiums to such Reinsurer by such Reinsurer's share of claims and related expenses as defined in Article XIV.

                                  ARTICLE XVII

                                   Arbitration

1. In the event of any difference arising hereafter between the parties hereto with reference to any transaction under this Agreement, the same shall be referred to three arbitrators who must be executive officers of life insurance or life reinsurance companies other than the two parties to this Agreement or their affiliates, each of the Company and the Reinsurer to appoint one of the arbitrators and such two arbitrators to select the third. If either party refuses or neglects to appoint an arbitrator within thirty (30) days after receipt of the written request for arbitration, the other party may appoint a second arbitrator.

2. If the two arbitrators fail to agree on the selection of a third arbitrator within thirty (30) days of their appointment, each of them shall name three individuals, of whom the other shall decline two and the decision shall be made by drawing lots.

3. The arbitrators shall consider this Agreement not merely as a legal document but also as a gentlemen's agreement. In resolving the dispute, the arbitrators will give full consideration to the customs and practices of the life insurance and life reinsurance industry, insofar as they are not in conflict with the specific terms of this Agreement. They shall decide by a majority vote of the arbitrators. There shall be no appeal from their written decision.

4. Each party shall bear the expense of its own arbitration, including its arbitrator and outside attorney fees, and shall jointly and equally bear with the other party the expense of the third arbitrator. Any remaining costs of the arbitration shall be apportioned by the arbitrators.

5.   Arbitration will be governed under the laws of the State of New York.

                                  ARTICLE XVIII

                              Parties to Agreement

1. This is an Agreement solely between the Company and the Reinsurer. The acceptance of reinsurance hereunder shall not create any right or legal relation whatever between the Company and the Reinsurer. The acceptance of reinsurance hereunder shall not create any right or legal relation whatever between the Reinsurer and the original insureds or the beneficiaries under any policies of the Company which may be reinsured hereunder.

                                   ARTICLE XIX

                              Duration of Agreement

1. This Agreement shall be unlimited as to its duration but may be cancelled at any time insofar as it pertains to the handling of new business thereafter by the Company or the Reinsurer, giving ninety (90) days notice of cancellation in writing. The Reinsurer shall continue to accept reinsurance in accordance with this Agreement during the ninety (90) day period aforesaid. The reinsurance under this Agreement shall be maintained in force as long as such policies shall remain in force and reinsurance premiums are paid when due, except as provided in Articles IX and X.

                                   ARTICLE XX

                                Entire Agreement

1. This Agreement shall constitute the entire Agreement between the parties with respect to business reinsured hereunder. There are no understandings between the parties other than as expressed in this Agreement and any future change or modifications to this Agreement shall be null and void unless made by amendment to this Agreement and signed by both parties.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed in duplicate by their duly authorized representatives:

Security-Connecticut Life Insurance Company

By:     /s/  William Casill
        -----------------------------------------------
Title   Vice President and Actuary


Attest:

        By:    /s/  Peter V. Susi
              -----------------------------------------
        Title A.V.P. and Assoc. Actuary
              -----------------------------------------


Lincoln Security Life Insurance Company

By:     /s/  J. Paul Chhabra
        -----------------------------------------------
                    Vice President and Actuary


Attest:

        By:    /s/
               -----------------------------------------------
        Title  V.P. Underwriting

                                    EXHIBIT I

                            Maximum Retention Limits

Life:
              Rating                        Ages 0-69      Ages 70 and Over
              Standard                       $100,000          $50,000
              TBL 1-4                        $100,000          $50,000
              TBL 5-16                        $50,000          $50,000



                            Automatic Binding Limits

Life:
              Rating                      Ages 0-69        Ages 70 and Over
              ------                      ---------        ----------------
              Standard                   $5,000,000           $2,500,000
              TBL 1-4                    $5,000,000           $2,500,000
              TBL 5-16                   $2,500,000           $2,500,000

                         REINSURANCE PREMIUM ALLOWANCES










                                   EXHIBIT II

                                   ALLOWANCES


             Securi-T-5
             First year                      100%
           Renewal years                      34%

            Securi-T-10
             First year                      100%
           Renewal years                      28%

            Lifeline-10
             First year                      100%
           Renewal years                      30%

            Lifeline-15
             First year                      100%
           Renewal years                      32%

                           ELIGIBLE PLANS OF INSURANCE


        Plan Name                 Plan Type                  Date Added

        Securi-T-5                Term                       January 15, 1996
        Securi-T-10               Term                       January 15, 1996
        Lifeline-10               Term                       January 15, 1996
        Lifeline-15               Term                       January 15, 1996




                                   EXHIBIT III

           TERMS FOR SPECIFIC POLICY REPLACEMENT & EXCHANGE SITUATION

I.   Term Conversions, Term to Permanent Exchange

     A. If the conversion, replacement or exchange occurs before the fifth anniversary of the original policy, use the YRT rates effective the date of the original issue, shown in Exhibit II of the Reinsurance
          Agreement effective July 1, 1989 for the age at issue for the new policy plus the following first year single premium:

                            Age                        Single Premium per $1000

                            Under 40                           $ .50
                            40 to 49                            1.00
                            50+                                 3.00

     B. If the conversion occurs after the fifth anniversary of the original policy, use the reinsurance rates described in paragraph I.A., on a point-in-scale basis, that is, based upon the age at issue of the original policy and attained duration, with only fifty (50%) percent of the rate payable in the year following the reissue.

     II.  Exchange to Term

     A. If full new evidence of insurability is secured, use reinsurance allowances in Exhibit II on a new issue basis, that is, based upon age at issue of the new policy.

     B. If full new evidence of insurability is not secured, use reinsurance allowances in Exhibit II on a point-in-scale basis, that is, based upon age at issue of the original policy and attained duration.




                                   EXHIBIT IV

Lincoln Security-Life Insurance Company                  Rates Effective 1/15/96

                                  Form 11200NY

                                  AMENDMENT I

                              Effective May 1, 1996

Amendment to the Automatic Reinsurance Agreement (effective January 15, 1996) between Lincoln Security Life Insurance Company, hereinafter referred to as the "Company", and Security-Connecticut Life Insurance Company, hereinafter referred to as the "Reinsurer".

It is hereby agreed that on and after the first day of May 1996, under the above mentioned reinsurance agreement, Article I, paragraph 4, will be replaced with the following:


                        Exceptions to Automatic Coverage

4. Reinsurance shall not be ceded automatically on any policy issued on and after April 1, 1996, if:

     a. the amount of life insurance in force on that life in all companies plus the amount currently applied for, less the amount of all policies absolutely assigned to the Company (provided the sum of all such absolute assignments does not exceed twenty million dollars for issue age of lives up to age 70 and ten million dollars for issue age of lives at or over age 70) exceeds twenty million dollars ($20,000,000) for issue age of lives up to age 70 and ten million dollars ($10,000,000) for issue age of lives at or over age 70; or

     b. if the amount of insurance currently applied for and to be reinsured under this Agreement on that life, plus all amounts of insurance which the Company then reinsures on that life under this Agreement on any other life reinsurance agreement, exceed the Automatic Binding Capacity, as indicated on Exhibit I; or

     c. the substandard mortality rating assessed by the Company to the risk exceeds Class P (500%) or its equivalent on an extra premium basis; or

     d. the Company has submitted the risk for facultative consideration within the last two years.

Except as herein specified, all the terms and conditions of the Automatic Reinsurance Agreement shall apply, and this amendment is to be added to and made part of the aforesaid Agreement.

Security-Connecticut Life Insurance Company

By:            /s/  William Casill
               -------------------------------------------------------
                    William J. Casill

Title               Vice President and Actuary
               -------------------------------------------------------


Attest:

By:            /s/  Peter V. Susi
               -------------------------------------------------------

Title               Assistant Vice President and Assoc. Actuary
               -------------------------------------------------------



Lincoln Security Life Insurance Company

By:            /s/  Barry St. Pierre
               -------------------------------------------------------

Title               Senior Vice President
               -------------------------------------------------------


Attest:

By:            /s/  J. Paul Chhabra
               -------------------------------------------------------

Title               Vice President and Actuary
               -------------------------------------------------------

                                  AMENDMENT II

Effective on or after November 20, 1996, the Reinsurance Agreement (effective January 15, 1996) between Security-Connecticut Life Insurance, herein referred to as the "Reinsurer", and Lincoln Security Life Insurance Company, herein referred to as the "Company", shall be amended to include the following:

The Reinsurer agrees to establish a Trust Agreement in favor of the Company to replace the "Letter of Credit" Amendment, effective November 28, 1995. The trust account will be at least equal to the aggregate of the statutory reserves plus any paid and unpaid losses recoverable from reinsurance assumed by the Reinsurer from the Company under all such Reinsurance Agreements.

The Trust Agreement shall be established in compliance with Regulation 114 of the New York Insurance Regulations and shall be subject to the following provisions:

1. Assets deposited in the trust account shall be valued according to their current fair market value, and shall consist only of United States legal tender, certificates of deposit issued by a United States bank and payable in United States legal tender, and investments of the types specified in paragraphs (1), (2), (3), (8), and (10) of subsection (a) of section 1404 of the New York Insurance Law, provided that such investments are issued by an institution that is not the parent, subsidiary, or affiliate of either the grantor or the beneficiary.

2. Prior to depositing assets with the trustee, the Reinsurer is required to execute assignments, endorsements in blank, or transfer legal title to the trustee of all shares, obligations or any other assets requiring assignments, in order that the Company, or the trustee upon the direction of the Company, may whenever necessary negotiate any such assets without consent or signature from the Reinsurer or any other entity.

3. All settlements of account between the Company and the Reinsurer are required to be made in cash or its equivalent.

4. The Reinsurer and the Company agree that the assets in the trust account, established pursuant to the provisions of the Reinsurance Agreement, may be withdrawn by the Company at any time, notwithstanding any other provisions in the Reinsurance Agreement, and shall be utilized and applied by the Company or any successor by operation of law of the Company, including without limitation, any liquidator, rehabilitator, receiver or conversator of the Company, without diminution because of insolvency on the part of the Company or the Reinsurer, only for the following purposes:

     a) to reimburse the Company for the Reinsurer's share of premiums returned to the owners of policies reinsured under the Reinsurance Agreement on account of cancellations of such policies;

     b) to reimburse the Company for the Reinsurer's share of surrenders and benefits on losses paid by the Company pursuant to the provisions of the policies reinsured under the Reinsurance Agreement;

     c) to fund an account with the Company in an amount at least equal to the deduction, for reinsurance ceded, from the Company's liabilities for policies reinsured under the Reinsurance Agreement. Such account shall include, but not be limited to, amounts for policy reserves, reserves for claims and losses incurred, loss adjustments, expenses, and unearned premiums; and

     d) to pay any other amounts the Company claims are due under the Reinsurance Agreement.

5. The Reinsurer may be given the right to seek approval from the Company to withdraw from the trust account all or any part of the assets contained therein and transfer such assets to the Reinsurer, provided:

     a) The Reinsurer shall, at the time of such withdrawal, replace the withdrawn assets with other qualified assets having a market value equal to the market value of the assets withdrawn so as to maintain at all times the deposit in the required amount; or

     b) after such withdrawals and transfer, the market value of the trust account is no less than 102 percent of the required amount.

6. The Company shall be the sole judge as to the application of this provision, but shall not unreasonably or arbitrarily withhold its approval and provide for:

     a) the return of any amount withdrawn in excess of the actual amounts required for subparagraphs (4), (a)-(c) of this Amendment, or in the case of subparagraph (4), (d), any amounts that are subsequently determined not to be due; and

     b) interest payments at a rate not in excess of the prime rate of interest, on the amounts held pursuant to subparagraph (4), (c) of this Amendment.

7 Any arbitration panel or court of competent jurisdiction may permit the award of:

     a)   interest at a rate different from that provided in  subparagraph  (6),
          (b) of this Amendment;

     b)   court or arbitration costs;

     c)   attorney's fees; and

     d)   any other reasonable expenses.

Except as herein specified, all of the terms and conditions of the existing Reinsurance Agreements between the Reinsurer and the Company shall continue to apply, and this Amendment shall be attached to and made part of each such Reinsurance Agreement.

In witness whereof; the parties hereto have caused this Amendment to be executed in duplicate by their duly authorized representatives:


Security-Connecticut Life Insurance Company

By:            /s/  William Casill
               -------------------------------------------------------

Title               Vice President and Actuary
               -------------------------------------------------------


Attest:        /s/  Peter V. Susi
               -------------------------------------------------------

Title               Assistant Vice President and Assoc. Actuary
               -------------------------------------------------------



Lincoln Security Life Insurance Company

By:            /s/  Robert Voight
               -------------------------------------------------------

Title               Vice President
               -------------------------------------------------------


Attest:        /s/  John Lockhart
               -------------------------------------------------------

Title               Assistant Controller & Assistant Treasurer
               -------------------------------------------------------

                                  AMENDMENT III

                             Effective June 15, 1997

Amendment to the Automatic Reinsurance Agreement (effective January 15, 1996) between Lincoln Security Life Insurance Company, hereinafter referred to as the "Company", and Security-Connecticut Life Insurance Company, hereinafter referred to as the "Reinsurer".

It is hereby agreed that on and after the fifteenth day of June 1997, under the above mentioned reinsurance agreement, Exhibit II will be amended to include the attached.

Except as herein specified, all the terms and conditions of the Automatic Reinsurance Agreement shall apply, and this amendment is to be added to and made part of the aforesaid agreement.

Security-Connecticut Life Insurance Company

By:            /s/  William Casill
               -------------------------------------------------------

Title               Vice President and Actuary
               -------------------------------------------------------


Attest:        /s/  Peter V. Susi
               -------------------------------------------------------

Title               Assistant Vice President and Assoc. Actuary
               -------------------------------------------------------



Lincoln Security Life Insurance Company

By:            /s/  Robert Voight
               -------------------------------------------------------

Title               Vice President
               -------------------------------------------------------


Attest:        /s/  John Lockhart
               -------------------------------------------------------

Title               Assistant Controller and Assistant Treasurer
               -------------------------------------------------------

                         REINSURANCE PREMIUM ALLOWANCES






                                   EXHIBIT II

                                   ALLOWANCES

SECURI-T 5
   Duration       SPNS     PNS      SNS      PS       SS
   --------       ----     ---      ---      ---      ---
   1              100%     100%     100%     100%     100%
   2+              34%      35%      35%      31%      31%

SECURI-T 10
   Duration       SPNS     PNS      SNS      PS       SS
   --------       ----     ---      ---      ---      ---
   1              100%     100%     100%     100%     100%
   2+              32%      31%      31%      27%      27%

Lifeline 10
   Duration       SPNS     PNS      SNS      PS       SS
   --------       ----     ---      ---      ---      ---
   1              100%     100%     100%     100%     100%
   2+              29%      30%      30%      26%      26%

Lifeline 15
   Duration       SPNS     PNS      SNS      PS       SS
   --------       ----     ---      ---      ---      ---
   1              100%     100%     100%     100%     100%
   2+              31%      32%      32%      29%      29%



Policy Fee:  None.


Recapture:  Reinsurance  ceded  under  the  program  will  not be  eligible  for recapture before the tenth anniversary of the reinsured risk.



                                                         Rates Effective 2/18/97

                                  AMENDMENT IV

                             Effective April 1, 1998


Amendment to the Automatic Reinsurance Agreement (effective January 15, 1996) between ReliaStar Life Insurance Company of New York, hereinafter referred to as the "Company" and Security-Connecticut Life Insurance Company, hereinafter referred to as the "Reinsurer."

It is hereby agreed that on and after the first of April 1998, under the above mentioned reinsurance agreement, Exhibit II will be amended to include the attached.

Accept  as  herein  specified,   all  terms  and  conditions  of  the  Automatic
Reinsurance Agreement shall apply, and this amendment is to be added to and made part of the aforesaid agreement.

Accept  as  herein  specified,   all  terms  and  conditions  of  the  Automatic
Reinsurance Agreement and shall apply, and the amendment is to be added to and made part of the aforesaid agreement.



                                Security-Connecticut Life Insurance Company


By:                 /s/  William Casill
                    ------------------------------------------------------------

Title:                   Vice President and Actuary
                    ------------------------------------------------------------

Attest:             /s/  Ava M. Zils
                    ------------------------------------------------------------

Title:                   Reinsurance Officer
                    ------------------------------------------------------------



                                ReliaStar Life Insurance Company of New York

By:                 /s/  Fritz Riemenschneider
                    ------------------------------------------------------------

Title:                   Assistant Vice President and Compliance Officer
                    ------------------------------------------------------------

Attest:             /s/  Kenneth Quenstedt
                    ------------------------------------------------------------

Title:                   Assistant Vice President
                    ------------------------------------------------------------

                         Reinsurance Premium Allowances
                                   EXHIBIT II

                                   Allowances

Lifeline 10

           Duration                                  All Underwriting Classes
           --------                                  ------------------------
               1                                                 100%
               2+                                                29%


Lifeline 15

           Duration                                  All Underwriting Classes
           --------                                  ------------------------
               1                                                 100%
               2+                                                29%

Lifeline 20

           Duration                                  All Underwriting Classes
           --------                                  ------------------------
               1                                                 100%
               2+                                                34%

RNY 5

           Duration                                  All Underwriting Classes
           --------                                  ------------------------
               1                                                 100%
               2+                                                35%



Policy fee:  None

Recapture: Reinsurance ceded under the program will not be eligible for recapture before the tenth anniversary of the reinsured risk.

ReliaStar Life Insurance Company of New York       Rates effective April 1, 1998
                                             Rates modified on February 10, 1998

                                   AMENDMENT V

                           Effective September 1, 1998

Amendment to the Automatic Reinsurance Agreement (effective January 15, 1996) between ReliaStar Life Insurance Company of New York, hereinafter referred to as the "Company", and Security-Connecticut Life Insurance Company, hereinafter referred to as the "Reinsurer".

It is hereby agreed that on and after the first day of September 1998, under the above mentioned reinsurance agreement, Exhibit I, will be amended with the attached.

Except as hereby specified, all the terms and conditions of the Automatic Reinsurance Agreement shall apply, and the amendment is to be attached to and made part of the aforesaid Agreement.


                                                 Security-Connecticut
                                                 Life Insurance Company


Attest: /s/ Peter V. Susi         By:            /s/ Ava M. Zils
        -----------------                        -------------------------
Title:  2nd V.P. and Actuary      Title:         Reinsurance Officer
        ---------------------                    -------------------------


                                                 ReliaStar Life Insurance
                                                 Company of New York

Attest: /s/ William Bonneville    By:        /s/ Fritz Riemenschneider
        ----------------------                   -------------------------
Title:  Senior Vice President     Title:         Asst. VP & Compliance Officer
        ----------------------                   -------------------------

                                    EXHIBIT I

                    RETENTION LIMITS APPLICABLE TO TERM POOL


Underwriting                                 Maximum Retension
-----------                                  -----------------
Program                                            300,000
Individual


               AUTOMATIC BINDING CAPACITY APPLICATION TO TERM POOL


Underwriting                                 Automatic Binding
------------                                 -----------------
Program                                           6,000,000
Individual

                                  AMENDMENT VI

                             Effective April 1, 2000

Amendment to the Automatic Reinsurance Agreement (effective January 15, 1996) between ReliaStar Life Insurance Company of New York hereinafter referred to as the "Company", and Security-Connecticut Life Insurance Company, hereinafter referred to as the "Reinsurer".

It is hereby agreed that on and after the first day of April 2000, under the above mentioned reinsurance agreement, Exhibit II, will be amended with the attached.

Except as hereby specified, all the terms and conditions of the Automatic Reinsurance Agreement shall apply, and the amendment is to be attached to and made part of aforesaid Agreement.


                                                Security-Connecticut
                                                Life Insurance Company

Attest:  /s/ Diane Sylvester            By:     /s/ Peter Susi
         -------------------                    --------------------------------
Title:   2nd Vice President             Title:  2nd Vice President and Actuary
         -------------------                    --------------------------------



                                                ReliaStar Life Insurance
                                                Company of New York

Attest:  /s/ William Bonneville         By:     /s/ Fritz Riemenschneider
         ----------------------                 --------------------------------
Title:   Executive Vice President       Title:  Asst. VP & Compliance Officer
         ------------------------               --------------------------------

                         Reinsurance Premium Allowances

                                   EXHIBIT II

                                   Allowances

LifeLine 10
         Duration                                    All Underwriting Classes
         --------                                    ------------------------
             1                                                     100%
             2+                                                     14%

LifeLine 15
         Duration                                    All Underwriting Classes
         --------                                    ------------------------
             1                                                     100%
             2+                                                     19%


LifeLine 20
         Duration                                    All Underwriting Classes
         --------                                    ------------------------
             1                                                     100%
             2+                                                     27%


RNY 5
         Duration                                    All Underwriting Classes
         --------                                    ------------------------
             1                                                     100%
             2+                                                     25%



Policy Fee:     None


Recapture:  Reinsurance  ceded  under  the  program  will  not be  eligible  for recapture before the tenth anniversary of the reinsured risk.

                                  AMENDMENT VII

                           Effective November 1, 2001

Amendment to the Reinsurance Agreement (effective January 15, 1996) between ReliaStar Life Insurance Company of New York, formally Lincoln Security Life
Insurance Company, hereinafter referred to as the "Company", and Security-Connecticut Life Insurance Company, hereinafter referred to as the "Reinsurer".

It is hereby agreed that effective on and after the first day of November 1, 2001, the above mentioned Reinsurance Agreement is amended as follows:

1. Article I, paragraph 1, is clarified that Company may enter into reinsurance arrangements whereby Company will cede risks to certain reinsurers on a first dollar quota share basis prior to ceding Company's excess retention to Reinsurer. To the extent Company's designated maximum retention is exceeded after ceding amounts under a first dollar quota reinsurance arrangement, Reinsurer shall accept amounts in excess of Company's retention as provided in this Agreement.

2. The exceptions to automatic reinsurance coverage set forth in Article I, paragraph 4, shall not apply to policies issued on and after the effective date of this Amendment.

3.   Exhibit I is amended with the attached.

4. The allowances set forth in Exhibit II is amended to include the attached allowances which shall apply to policies issued after the effective date of this Amendment.

5. Exhibit III is replaced by the attached Plans of Insurance with the appropriate effective dates. In addition, it is agreed that all new plans of Company's term insurance shall be eligible plans of insurance to be ceded under this Reinsurance Agreement, unless the Reinsurer elects in writing not to participate in the coverage for a newly designed permanent term plan within 20 days after receiving requisite plan information which Company must provide to Reinsurer at least 25 days prior to commencing cessions to Reinsurer. Such new plans shall use the appropriate reinsurance allowances then being used for new policies reinsured under the Reinsurance Agreement, unless the parties amend this Agreement in writing providing another set of reinsurance allowances to be applicable for the new plan of insurance.

Except as herein specified, all the terms and conditions of the Automatic Reinsurance Agreement shall apply, and this amendment is to be added to and made part of the aforesaid Agreement.


Security-Connecticut Life Insurance Company


By:           /s/  Bruce Loughran
              -------------------------------------------------------


Title:             Second Vice President and Actuary
              -------------------------------------------------------

Attest:
              -------------------------------------------------------


By:           /s/  Eric Swan
              -------------------------------------------------------

Title:             Assistant Actuary
              -------------------------------------------------------


ReliaStar Life Insurance Company of New York


By:           /s/  William Bonneville
              -------------------------------------------------------

Title:             Executive Vice President
              -------------------------------------------------------

Attest:
              -------------------------------------------------------

By:           /s/  Kenneth Quenstedt
              -------------------------------------------------------

Title:             AVP - IS
              -------------------------------------------------------

                                    EXHIBIT I

                           Effective November 1, 2001


                    RETENTION LIMITS APPLICABLE TO TERM POOL:
                    ----------------------------------------

                                    $300,000


                   AUTOMATIC BINDING APPLICABLE TO TERM POOL:
                   ------------------------------------------

                  Automatic Binding Capacity - Individual Life


  Rating      Ages - 0-75   Rating       Ages - 76-80   Rating      Ages - 81-85
  Standard    50,000,000    Standard     30,000,000     Standard    25,000,000
  Table 1-6   50,000,000    Table 1-4    30,000,000     Table 1-2   25,000,000
  Table 7-16  35,000,000    Table 5-16       0          Table 3-16       0

                                   EXHIBIT II

                         Reinsurance Premium Allowances


TermSmart NY 5

         Duration                   All Underwriting Classes
         --------                   ------------------------
              1                                100%
              2+                               19%


TermSmart NY 10

         Duration                   All Underwriting Classes
         --------                   ------------------------
              1                                100%
              2+                               14%

TermSmart NY 15

         Duration                   All Underwriting Classes
         --------                   ------------------------
              1                                100%
              2+                               18%

TermSmart NY 20

         Duration                   All Underwriting Classes
         --------                   ------------------------
              1                                100%
              2+                               20%


Policy Fee: None.

Recapture:  Reinsurance  ceded  under  the  program  will  not be  eligible  for recapture before the tenth anniversary of the reinsured risk.

                                   EXHIBIT III

                           ELIGIBLE PLANS OF INSURANCE

             PLAN NAME                PLAN TYPE            DATE ADDED
             ---------                ---------            ----------

          TermSmart NY 5                Term               November 1, 2001
          TermSmart NY 10               Term               November 1, 2001
          TermSmart NY 15               Term               November 1, 2001
          TermSmart NY 20               Term               November 1, 2001

                                 AMENDMENT VIII

                           Effective September 9, 2002

Amendment to the Automatic  Reinsurance  Agreement,  effective January 15, 1996,
between   ReliaStar  Life  Insurance   Company  of  New  York   (Company),   and
Security-Connecticut Life Insurance Company (Reinsurer).

It is hereby agreed that on and after the ninth day of September 2002, under the above mentioned reinsurance agreement, Exhibit II, will be amended with the attached.

Except as hereby specified, all the terms and conditions of the Automatic Reinsurance Agreement shall apply, and the amendment is to be attached to and made part of aforesaid Agreement.


Security-Connecticut Life Insurance Company


By:           /s/  Richard Lau
              -------------------------------------------------------

Title:             Vice President and Actuary
              -------------------------------------------------------

Date:              2/25/04
              -------------------------------------------------------

Attest:       /s/  Mary Broesch
              -------------------------------------------------------

Title              Vice President and Actuary
              -------------------------------------------------------

Date               2/25/04
              -------------------------------------------------------


ReliaStar Life Insurance Company of New York


By:           /s/  Richard Lau
              -------------------------------------------------------

Title:             Vice President and Actuary
              -------------------------------------------------------

Date:              2/25/04
              -------------------------------------------------------

Attest:       /s/  Mary Broesch
              -------------------------------------------------------

Title              Vice President and Actuary
              -------------------------------------------------------

Date               2/25/04
              -------------------------------------------------------

                         Reinsurance Premium Allowances


                                   EXHIBIT II

                                   ALLOWANCES
                                September 9, 2002


                                           All Underwriting Classes
  Plan Name                      Duration 1                         Duration 2+
  TermSmart 5                        100%                                15%
  TermSmart 10                       100%                                17%
  TermSmart 15                       100%                                23%
  TermSmart 20                       100%                                23%

  Policy Fee:     None


Recapture:  Reinsurance  ceded  under  the  program  will  not be  eligible  for recapture before the tenth anniversary of the reinsured risk.


See enclosed C.D. for rates.

                                  AMENDMENT IX


                             Effective June 30, 2003


Amendment to the Automatic  Reinsurance  Agreement,  effective January 15, 1996,
between   ReIiaStar  Life  Insurance   Company  of  New  York   (Company),   and
Security-Connecticut Life Insurance Company.

It is hereby agreed that on and after the thirtieth day of June 2003, under the above mentioned reinsurance agreement, Exhibit II, will be amended with the attached.

Except as hereby specified, all the terms and conditions of the Automatic Reinsurance Agreement shall apply, and the amendment is to be attached to and made part of aforesaid Agreement.

Security-Connecticut Life Insurance Company


By:           /s/  Richard Lau
              -------------------------------------------------------
                   Richard Lau

Title:             Vice President
              -------------------------------------------------------

Date:              2/25/04
              -------------------------------------------------------

Attest:       /s/  Mary Broesch
              -------------------------------------------------------
                   Mary Broesch

Title              Vice President
              -------------------------------------------------------

Date               2/25/04
              -------------------------------------------------------


ReliaStar Life Insurance Company of New York


By:           /s/  Richard Lau
              -------------------------------------------------------
                   Richard Lau

Title:             Vice President
              -------------------------------------------------------

Date:              2/25/04
              -------------------------------------------------------

Attest:       /s/  Mary Broesch
              -------------------------------------------------------
                   Mary Broesch

Title              Vice President
              -------------------------------------------------------

Date               2/25/04
              -------------------------------------------------------

                         Reinsurance Premium Allowances


                                   EXHIBIT II

                                   ALLOWANCES

                                  June 30, 2003


                                    All Underwriting Classes
Plan Name                Duration 1                          Duration 2+
TermSmart 5                 100%                                 15%
TermSmart 10                100%                                 17%
TermSmart 15                100%                                 23%
TermSmart 20                100%                                 23%
TermSmart 30                100%                        See attached Table I


Policy Fee:      None

Recapture:  Reinsurance  ceded  under  the  program  will  not be  eligible  for recapture before the tenth anniversary of the reinsured risk.


See enclosed C.D. for rates

TABLE I

                                 Renewal allowances
Band 1          Issue            Risk Class
Sex             Age              SPNS          PNS     NS          PT      TB
                ---              ----          ---     --          --      --
    Male       18 - 30           21%           22%     23%         23%     23%
    Male       31 - 40           19%           18%     19%         20%     20%
    Male         41+             16%           19%     23%         23%     23%

   Female      18 - 30           17%           17%     18%         18%     18%
   Female      31 - 40           17%           17%     18%         18%     18%
   Female        41+             17%           17%     18%         18%     18%

Band 2          Issue            Risk Class
Sex             Age              SPNS          PNS     NS          PT      TB
                ---              ----          ---     --          --      --
    Male       18 - 30           21%           21%     23%         23%     23%
    Male       31 - 40           18%           17%     18%         20%     20%
    Male         41+             15%           18%     23%         23%     23%

   Female      18 - 30           16%           16%     18%         18%     18%
   Female      31 - 40           16%           16%     18%         18%     18%
   Female        41+             16%           16%     18%         18%     18%

   Band 3       Issue          Risk Class
     Sex        Age             SPNS           PNS     NS          PT      TB
     ---        ---             ----           ---     --          --      --
    Male       18 - 30           18%           18%     22%         35%     35%
    Male       31 - 40           15%           14%     16%         17%     17%
    Male         41+             12%           15%     22%         22%     22%

   Female      18 - 30           13%           13%     16%         16%     16%
   Female      31 - 40           13%           13%     16%         16%     16%
   Female        41+             13%           13%     16%         16%     16%

   Band 4      Issue           Risk Class
     Sex       Age              SPNS           PNS     NS          PT      TB
     ---       ---              ----           ---     --          --      --
    Male       18 - 30           17%           17%     22%         22%     22%
    Male       31 - 40           14%           13%     15%         17%     17%
    Male         41+             12%           14%     22%         22%     22%

   Female      18 - 30           12%           12%     15%         15%     15%
   Female      31 - 40           12%           12%     15%         15%     15%
   Female        41+             12%           12%     15%         15%     15%

                                   AMENDMENT X

                            Effective October 1, 2003

Amendment X to the Automatic Reinsurance Agreement, effective January 15, 1996, between Security-Connecticut Life Insurance Company (Reinsures) and ReliaStar Life Insurance Company of New York (Company).

Effective October 1, 2003, Security-Connecticut Life Insurance Company has been merged with ReliaStar Life Insurance Company and thereafter ReliaStar Life
Insurance Company will assume all the business of Security-Connecticut Life Insurance Company reinsured under the Automatic Reinsurance Agreement effective January 15, 1996 between Security-Connecticut Life Insurance Company and ReliaStar Life Insurance Company of New York.

All of the rights accorded to and duties, obligations and liabilities assumed by Security-Connecticut Life Insurance Company under the Agreement shall be accorded to and assumed by ReliaStar Life Insurance Company as if ReliaStar Life Insurance Company had been the original party to the Reinsurance Agreement instead of Security-Connecticut Life Insurance Company.

The terms and conditions of the Agreement are not changed in any way except as stated herein.

Amendment X shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns.

In witness of the above, ReliaStar Life and ReliaStar Life of New York have by their respective officers executed and delivered this Amendment X in duplicate on the dates indicated below, with an Effective Date of October 1, 2003.


RELIASTAR LIFE INSURANCE COMPANY    RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK


By: /s/  Richard Lau                By: /s/  Richard Lau
    ----------------------------        ----------------------------------------
         Richard Lau                         Richard Lau

Title:   Vice President             Title:   Vice President
         --------------                      --------------

Date:    2/25/04                    Date:    2/25/04
         -------                             -------

Attest:  /s/  Mary Broesch          Attest:  /s/  Mary Broesch
         -----------------                   -----------------
              Mary Broesch                        Mary Broesch

Title         Vice President        Title         Vice President
              --------------                      --------------

Date          2/25/04               Date          2/25/04
              -------                             -------

                                  AMENDMENT XI

                           Effective November 1, 2003

Amendment to the Automatic Reinsurance Agreement, effective January 15, 1996, between ReliaStar Life Insurance Company of New York (Company), and ReliaStar Life Insurance Company.

It is hereby agreed that on and after the first day of November 2003, under the above mentioned reinsurance agreement, Exhibit II, will be amended with the attached.

Except as hereby specified, all the terms and conditions of the Automatic Reinsurance Agreement shall apply, and the amendment is to be attached to and made part of aforesaid Agreement.

RELIASTAR LIFE INSURANCE COMPANY


By:           /s/  Richard Lau
              -------------------------------------------------------
                   Richard Lau

Title:             Vice President
              -------------------------------------------------------

Date:              2/25/04
              -------------------------------------------------------

Attest:       /s/  Mary Broesch
              -------------------------------------------------------
                   Mary Broesch

Title:             Vice President
              -------------------------------------------------------

Date:              2/25/04
              -------------------------------------------------------


RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK


By:           /s/  Richard Lau
              -------------------------------------------------------
                   Richard Lau

Title:             Vice President
              -------------------------------------------------------

Date:              2/25/04
              -------------------------------------------------------

Attest:       /s/  Mary Broesch
              -------------------------------------------------------
                   Mary Broesch

Title              Vice President
              -------------------------------------------------------

Date               2/25/04
              -------------------------------------------------------

                         Reinsurance Premium Allowances


                                   EXHIBIT II

ALLOWANCES
                                November 1, 2003.


                                       All Underwriting Classes
Plan Name                   Duration 1                          Duration 2+
TermSmart 5                    100%                                 14%
TermSmart 10                   100%                                 16%
TermSmart 15                   100%                                 20%
TermSmart 20                   100%                                 21%
TermSmart 30                   100%                        See attached Table I


Policy Fee:      None


Recapture:  Reinsurance  ceded  under  the  program  will  not be  eligible  for recapture before the tenth anniversary of the reinsured risk.

TABLE I

TABLE I

                                 Renewal allowances
Band 1          Issue            Risk Class
Sex             Age              SPNS          PNS     NS          PT      TB
                ---              ----          ---     --          --      --
    Male       18 - 30           21%           22%     23%         23%     23%
    Male       31 - 40           19%           18%     19%         20%     20%
    Male         41+             16%           19%     23%         23%     23%

   Female      18 - 30           17%           17%     18%         18%     18%
   Female      31 - 40           17%           17%     18%         18%     18%
   Female        41+             17%           17%     18%         18%     18%

Band 2          Issue            Risk Class
Sex             Age              SPNS          PNS     NS          PT      TB
                ---              ----          ---     --          --      --
    Male       18 - 30           21%           21%     23%         23%     23%
    Male       31 - 40           18%           17%     18%         20%     20%
    Male         41+             15%           18%     23%         23%     23%

   Female      18 - 30           16%           16%     18%         18%     18%
   Female      31 - 40           16%           16%     18%         18%     18%
   Female        41+             16%           16%     18%         18%     18%

   Band 3       Issue          Risk Class
     Sex        Age             SPNS           PNS     NS          PT      TB
     ---        ---             ----           ---     --          --      --
    Male       18 - 30           18%           18%     22%         35%     35%
    Male       31 - 40           15%           14%     16%         17%     17%
    Male         41+             12%           15%     22%         22%     22%

   Female      18 - 30           13%           13%     16%         16%     16%
   Female      31 - 40           13%           13%     16%         16%     16%
   Female        41+             13%           13%     16%         16%     16%

   Band 4      Issue           Risk Class
     Sex       Age              SPNS           PNS     NS          PT      TB
     ---       ---              ----           ---     --          --      --
    Male       18 - 30           17%           17%     22%         22%     22%
    Male       31 - 40           14%           13%     15%         17%     17%
    Male         41+             12%           14%     22%         22%     22%

   Female      18 - 30           12%           12%     15%         15%     15%
   Female      31 - 40           12%           12%     15%         15%     15%
   Female        41+             12%           12%     15%         15%     15%

                                  AMENDMENT XII

                              Effective May 1, 2004

Amendment XII to the Automatic Reinsurance Agreement, effective January 15, 1996, between ReliaStar Life Insurance Company (Reinsurer) and ReliaStar Life Insurance Company of New York (Company).

The parties hereby agree to append Exhibit I of the above referenced agreement for new business written on or after May 1, 2004 as follows:

A.   Automatic Binding Limits

                   Aviation* and Professional Sports Risk
                   ------------------------------------------

  Rating         Ages - 0-75      Ages - 76-80     Ages - 81-85
  Standard       $25,000,000       $15,000,000      12,500,000
  Table 1-2      $25,000,000       $15,000,000      12,500,000
  Table 3-4      $25,000,000       $15,000,000           0
  Table 5-6      $25,000,000            0                0
  Table 7-16     $17,000,000            0                0

 *Aviation Exclusion Rider (AER) required for ages under l6 and above 75.


The parties hereby agree to amend Exhibit I of the above referenced agreement for new business written on or after May 1, 2004 as follows:

B.   Jumbo Limit

     As it is known to Company at issue, the total then inforce plus the total amount applied for, using the largest scheduled death benefit applied for on the life may not be in excess of $65,000,000 on any one life.

Except as herein specified, all the terms and conditions of the Reinsurance Agreement shall apply, and this Amendment is to be added to and made part of the aforesaid Agreement.

In witness of the above, ReliaStar Life and ReliaStar Life of New York have by their respective officers executed and delivered this Amendment XII in duplicate on the dates indicated below, with an Effective Date of May 1, 2004.

RELIASTAR LIFE INSURANCE COMPANY              RELIASTAR LIFE INSURANCE COMPANY
                                                OF NEW YORK


By:    /s/  Richard Lau                       By:  /s/  Richard Lau
       ------------------------------------        -----------------------------
            Richard Lau                                 Richard Lau

Title:      Vice President                    Title:    Vice President
       ------------------------------------        -----------------------------

Date:       6/17/04                           Date:     6/17/04
       ------------------------------------        -----------------------------

Attest:/s/  Mary Broesch                      Attest:  /s/  Mary Broesch
       ------------------------------------        -----------------------------
            Mary Broesch                                    Mary Broesch

Title       Vice President                    Title         Vice President
       ------------------------------------        -----------------------------

Date        6/17/04                           Date          6/17/04
       ------------------------------------        -----------------------------

                                 AMENDMENT XIII

                             EFFECTIVE JUNE 14, 2004

                                       To

          AUTOMATIC REINSURANCE AGREEMENT (effective January 15, 1996)

                            This Amendment is between

  RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK, (Company), 1000 Woodbury Road,
                      Suite 208, Woodbury, New York 11797.

                                       and

    RELIASTAR LIFE INSURANCE COMPANY (Company), 20 Washington Avenue, South,
                             Minneapolis, MN 55401.

It is hereby agreed that on and after the fourteenth day of June 2004, under the above mentioned reinsurance agreement, Exhibit II, will be amended with the attached.

Except as hereby specified, all the terms and conditions of the Automatic Reinsurance Agreement shall apply, and the amendment is to be attached to and made part of aforesaid Agreement.


RELIASTAR LIFE INSURANCE COMPANY              RELIASTAR LIFE INSURANCE COMPANY
  NEW YORK


By:    /s/  Richard Lau                       By:  /s/  Richard Lau
       ------------------------------------        -----------------------------
            Richard Lau                                 Richard Lau

Title:      Vice President & Actuary          Title:    Vice President & Actuary
       ------------------------------------        -----------------------------

Date:       7/15/04                           Date:     7/15/04
       ------------------------------------        -----------------------------

Attest:/s/  Mary Broesch                      Attest:/s/Mary Broesch
       ------------------------------------        -----------------------------
            Mary Broesch                                Mary Broesch

Title       Vice President & Actuary          Title     Vice President & Actuary
       ------------------------------------        -----------------------------

Date        6/17/04                           Date      6/17/04
       ------------------------------------        -----------------------------

                                   EXHIBIT II


                          PRODUCTS COVERED BY AMENDMENT

                                       AND

                                   ALLOWANCES

                                  June 14, 2004

   PIan Name          Plan            Date        Allowances        Allowances
                      Code            Added       Duration 1        Duration 2+
   TermSmart 10       TSM 107         6/14/04        100%               18%
   TermSmart 15       TSM 157         6/14/04        100%               20%
   TermSmart 20       TSM207          6/14/04        100%             18.5%
   TermSmart 30       TSM307          6/14/04        100%             18.5%


Policy Fee: None

Recapture:Reinsurance ceded under the program will be eligible for recapture as follows: after the fifteenth anniversary of the reinsured risk for TermSmart 10 and 15; after the twentieth anniversary of the reinsured risk for TermSmart 20 and after the thirtieth anniversary of the reinsured risk for TermSmart 30.

See enclosed C.D. for premium rates.

TermSmart 05 premium rates and allowances remain unchanged from Amendment XI dated November 1, 2003. TermSmart 05 will no longer be available for sale effective July 12, 2004.

                                                                  Exhibit 10.(n)


                              REINSURANCE AGREEMENT

                          Effective as of April 1, 1984



                                   Between the



                     LINCOLN SECURITY LIFE INSURANCE COMPANY

                   (hereinafter referred to as the "Company")



                                       and



                   SECURITY-CONNECTICUT LIFE INSURANCE COMPANY

                  (hereinafter referred to as the "Reinsurer")

                         AUTOMATIC REINSURANCE AGREEMENT

                                                                            Page
                                                                            ----

ARTICLE I                  Basis of Reinsurance                               4
                           Automatic Coverage                                 4
                           Special Automatic Coverage                         4
                           Limited Retention                                  4
                           Exceptions to Automatic Coverage                   5
                           Conditional Receipt Coverage                       5
                           Facultative Reinsurance                            5

ARTICLE II                 Notification of Cession                            6
                           Policy Forms                                       6
                           Notification of Underwriting Rules                 6

ARTICLE III                Commencement & Termination of Liability            6

ARTICLE IV                 Oversights - Clerical Errors                       7

ARTICLE V                  Plan of Reinsurance                                7

ARTICLE VI                 Reinsurance Premiums-Life Premiums                 8
                           Permanent Flat Extras                              8
                           Temporary Flat Extras                              9
                           Disability Waiver and Payor Benefits               9
                           Accidental Death Benefits                          9

ARTICLE VII                Tax Credits                                        9

ARTICLE VIII               Reinsurance Administration                        10

ARTICLE IX                 Reductions                                        10

ARTICLE X                  Retention Limit Increases (Recapture)             11

ARTICLE XI                 Extended and Paid-Up Insurance                    11

ARTICLE XII                Reinstatements                                    12

ARTICLE XIII               Policy Changes                                    12

ARTICLE XIV                Settlement of Claims                              12
                           Conditions Precedent to Liability                 14
                           Covered Expenses                                  14

ARTICLE XV                 Records                                           15

ARTICLE XVI                Insolvency                                        15

ARTICLE XVII               Arbitration                                       15

                                                                            Page


ARTICLE XVIII              Parties to Agreement                              16

ARTICLE XIX                Duration of Agreement                             16

ARTICLE XX                 Deficiency Reserves                               16




Signature Page                                                               17


Exhibit I                  Maximum Limits of Company Retention and
                           Maximum Limits of Automatic Reinsurance
                           Coverage                                          18

Exhibit II                 Reinsurance Premiums                           19-22

Exhibit III                Plans of Insurance                                23

                                    ARTICLE I

                              Basis of Reinsurance

1. On the basis hereinafter stated, the excess over the Company's retention on Individual Ordinary Life (including Universal Life), Waiver of Premium Disability, and Accidental Death insurance issued directly by the Company to standard and substandard lives on any of the Company's policy forms, shall be reinsured with the Reinsurer automatically in accordance with the Company's individual ordinary underwriting rules or shall be submitted to the Reinsurer on a facultative basis.

                               Automatic Coverage

2. Except as specified in Paragraph 5, whenever coverage is available under this Agreement, as specified in Paragraph 1 of this Article, the Company shall cede and the Reinsurer shall automatically accept the excess over the Company's designated maximum retention up to the maximum Automatic Limits specified in Exhibit I.

                           Special Automatic Coverage

3. Even though the Company may already be on the risk for its maximum limit of retention under policies previously issued and therefore unable to retain any part of the insurance currently applied for, the Company, without retaining any more for its own account, shall still have the right to cede automatically the full amount of new insurance to the Reinsurer, within the limits specified in Paragraph 2, above, on the same terms on which the Company would be willing to accept the risk for its own account if it did not already have its maximum limit of retention.

                                Limited Retention

4. Whenever the Company retains less than its scheduled retention, as specified in Exhibit I, on life insurance policies issued directly by the Company to standard and substandard lives on any of the Company's policy forms, the automatic coverage shall be equal to three times the Company's retention on the life.

                        Exceptions to Automatic Coverage

5.   Reinsurance shall not be ceded automatically on any life if:

     a) The amount of Life insurance in force plus the amount currently being applied for on that life in all companies exceeds Six and One Half Million Dollars ($6,500,000); or

     b) The substandard mortality rating assessed by the Company to the risk exceeds Class P (500%) or its equivalent on an extra premium basis (for flat extras, each $2.50 equals one table); or

     c) The insurance is the result of a group conversion where full evidence of insurability has not been secured.


                          Conditional Receipt Coverage

     6. If the Company becomes liable under a conditional receipt before reinsurance has been arranged on a risk that clearly would have been ceded under this Agreement, the Reinsurer will nonetheless be liable for the excess over the Company's Conditional Receipt retention limit, as indicated in Exhibit I, up to the maximum amount of Automatic Reinsurance Conditional Receipt Coverage specified in Exhibit I, provided the risk is not excluded from coverage by paragraph 5 of this Article.

                             Facultative Reinsurance

     7.   When  reinsurance  is not  available  as Automatic  Reinsurance  under
          Article I, the Company shall submit for facultative consideration to the Reinsurer a request for any amount of reinsurance that the Company may require.

          When the Company desires facultative reinsurance, it will send to the Reinsurer any and all information it has about the risk, including specifically but not limited to copies of the application, medical examiners' reports, attending physicians' statements, inspection reports, and other papers bearing on the insurability of the risk. Upon receipt of the information, the Reinsurer will analyze the risk promptly and as soon as possible notify the Company of its decision and its classification of the risk.

                                   ARTICLE II

                             Notification of Cession

1. At the beginning of each quarter, the Company shall notify the Reinsurer of all risks ceded under this Agreement since the last quarterly notification on which it has received the initial premium.

                                  Policy Forms

2.   The Company shall file with the Reinsurer copies of all policy forms.

                       Notification of Underwriting Rules

3. The Company will notify the Reinsurer of its existing underwriting programs, any new underwriting programs, or any modifications to existing or new programs. For new programs or modifications of programs, such notification shall be sent to the Reinsurer at the earliest possible date but no later than the date the announcement of such new program or modification is released to the field force of the Company.

                                   ARTICLE III

                    Commencement and Termination of Liability

1.   The  liability  of  the  Reinsurer   under  this  Agreement  for  automatic
     reinsurance shall commence simultaneously with the beginning of the Company's liability under its corresponding insurance.

2. The liability of the Reinsurer under this Agreement for facultative reinsurance shall commence simultaneously with the beginning of the company's liability under its corresponding insurance, subject to the Reinsurer's having given the Company an unconditional approval on the application for reinsurance.

3. In no event shall the Reinsurer's liability for reinsurance continue after termination of the Company's liability under its corresponding insurance.

                                   ARTICLE IV

                          Oversights - Clerical Errors

1. Should the Company fail to cede reinsurance that otherwise should have been ceded on an Automatic basis, or fail to comply with any of the other terms of this Agreement, and if this is shown to be unintentional and the result of a misunderstanding, oversight or clerical error on the part of either the Company or the Reinsurer, then this Agreement shall not be deemed abrogated thereby, but both companies shall be re-stored to the position they would have occupied had no such misunderstanding, oversight or clerical error occurred.

                                    ARTICLE V

                               Plan of Reinsurance

1. Reinsurance of Life risks shall be on the Yearly Renewal Term Plan. The amount at risk for this plan shall be: (a x b) -R, where:

          a is equal to the total number of units of coverage for the policy (each unit generally provides $1,000 of level face amount, or $1,000 initial face amount in the case of policies with varying face amount), b is the face amount for the current policy year for one unit of coverage, minus the Special Reserve for one unit coverage; and R is the Company's retention.

2. The Special Reserve (tV) per unit at the end of policy year, t, for t equal to 10 or less, is defined for a policy with 10 or more years of premium as follows:

          For t = 2 through t = 10 tV = 10 CV - d(l0-t), where 10CV is the 10th Cash Value per unit as defined by the Company's EDP system, and d = 10 CV / 9 to the lower $. For t = 1, the value of tV is zero.

     If the policy has n years of premiums where n is between 5 and 9 inclusive, then tV = n CV - (n-t) d where n CV is the nth Cash Value per unit, and d = n CV / (n-I) to the lower $.

3. The Special Reserve for plans with less than 5 years of premiums and for Universal Life will be the Cash Value.

4. For a policy with 10 or more premiums, the Special Reserve per unit after the 10th year is equal to the Cash Value per unit to dollars and cents. If there is reinsurance, the Company's retention is the original retention, provided the insurance plan does not have a scheduled increase, nor an increase due to insurance purchased by dividends, nor an increase due to recapture. If the Company's original retention is increased by recapture, the Company's retention shall refer to the increased retention as of the effective date of recapture.

5. Reinsurance of Disability benefits shall be on a coinsurance basis in accordance with the original forms of the Company. The initial reinsured amount shall be equal to the initial amount of corresponding life insurance and the amount of Disability reinsured shall remain constant. Reinsurance of Accidental Death benefits shall be on a YRT basis at the rate given in
     Exhibit II - Part 4.

                                   ARTICLE VI

                              Reinsurance Premiums

                                  Life Premiums

1. Until further notice, reinsurance premiums shall be at the rates given in the attached Exhibit II. For the Security-21 product, re-insurance premiums shall be at the rates given in Exhibit II--Part 3. For joint policies, reinsurance premiums shall be double the rates given in the attached
     Exhibit II at the joint equal age of the insureds. If the amounts required for each insured differ, the Company shall reinsure the greater amount of reinsurance on the policy. For those plans specified in Exhibit III, the Reinsurer guarantees that premium rates for a given attained age, rating and duration shall not exceed the higher of the rate shown in the attached schedule (Exhibit II) for that age, rating and duration or the Company's own gross premium.

     Risks Bearing Permanent Flat Extras for More than Five Years

2. The total reinsurance premiums for such risks shall be at rates provided in Paragraph 1 of this Article plus the following percentage of the flat extra premium charged by the Company under the original policy for the face amount reinsured.

                                                 First Year            25%
                                                 Renewal Years         90%

              Risks Bearing Temporary Flat Extras for Five Years or Less

3. The total reinsurance premiums for such risks shall be at the rates provided in Paragraph 1 of this Article plus 90% of the temporary flat extra premium charged under the original policy for the face amount reinsured.


                      Disability Waiver and Payor Benefits

4. The premium to be charged by the Reinsurer for the reinsurance of Disability Waiver benefits and for Payor benefits on juvenile policies shall be at the following percentage of the rate charged by the Company for the amount reinsured.

                                                 First Year            25%
                                                 Renewal Years         90%

                            Accidental Death Benefits

5. The premiums to be charged by the Reinsurer for the reinsurance of Accidental Death benefits shall be at the rates given in Exhibit II - Part 4.

                                   ARTICLE VII

                                   Tax Credits

1. Except in those instances where the Reinsurer is taxed directly and independently on premiums collected by it from the Company, the Reinsurer shall reimburse the Company for taxes on reinsurance premiums paid to such states as do not allow reinsurance premiums paid to the Reinsurer by the Company as a deduction in the tax statement of the Company. Such tax reimbursement shall be at an average tax rate unless the Company requests reimbursement at the exact tax rate.

                                  ARTICLE VIII

                           Reinsurance Administration

1. Reinsurance ceded under this Agreement shall be on a self-administration basis.

     a) The Company shall have the responsibility of maintaining adequate records for the administration of the reinsurance ceded hereunder.

     b) Reinsurance premiums shall be paid on an annual basis in advance, but if a reinsured policy is terminated or reduced in accordance with the provisions of this Agreement, the Reinsurer shall refund the Company the unearned portion of the reinsurance premium.

     c) Reinsurance premiums and adjustments shall be accounted for and settled quarterly. Within 45 days after the beginning of each calendar quarter, the Company shall send to the Reinsurer a statement of premiums for all outstanding new reinsurance which has been ceded and renewal premiums for all renewal reinsurance falling due within the previous quarter. The statement shall also include adjustments in reinsurance premiums due in previous quarters. The Company shall remit to the Reinsurer the amount of any net balance due. If the net balance is in favor of the Company, the Reinsurer shall remit to the Company. Except as provided in Article IV, the payment of reinsurance premiums shall be a condition precedent to the liability of the Reinsurer under reinsurance covered by this Agreement. In the event of non-payment of reinsurance premiums as provided in this paragraph, the Reinsurer shall have the right to terminate the reinsurance under all policies having reinsurance premiums in arrears.

     d) In addition to the premium accounting described above, the Company will send to the Reinsurer appropriate Reports on New Business, Reserves, Termination and Changes, Policy Exhibit, and an Annual Inforce listing.

                                   ARTICLE IX

                                   Reductions

     1. If all or any part of any insurance coverage reinsured under this Agreement shall be reduced or terminated, the amount of reinsurance carried by the Reinsurer with respect to that coverage shall be reduced by the total amount of insurance coverage reduced or terminated as of the date and time of such reduction or termination. The reduction in the reinsurance of the Reinsurer shall be that proportion of the total amount of the reduction which reinsurance of the Reinsurer bears to the total amount reinsured. In no case shall the Company be required to assume a risk for an amount in excess of its regular retention limit for the age at issue and mortality rating of the insured under the policy with respect to which reinsurance is being reduced or terminated.

                                    ARTICLE X

                      Retention Limit Increases (Recapture)

     1. If the Company increases its limit of retention, a corresponding reduction may be made at the option of the Company in the reinsurance in force on all lives on which the Company had its maximum limit of retention at the time reinsurance was ceded. However, no risk shall be recaptured prior to the 10th policy anniversary (20th policy anniversary for Security-21).

     2.   Recapture shall be effected as follows:

          (a) After the retention increase is effected, the Company shall promptly notify the Reinsurers of its intention to recapture.

          (b) Each eligible policy shall be recaptured on the first policy anniversary following the retention increase.

          (c) All eligible policies shall be recaptured unless there is agreement to the contrary expressed in writing.

          (d) If the Company has reinsured any portion of the risk in another company, the reduction in reinsurance ceded under this treaty shall be in the same proportion to the total reduction in reinsurance as the amount reinsured under the treaty bears to the total reinsurance on the risk.

          (e) In determining the new retention for a particular class, the rules for classification at time of issue, which may include but are not limited to age and rating at issue, shall be used.

          (f) If at the time of recapture the risk is an active claim for Waiver of Premium Disability, the Life risk shall still nevertheless be considered eligible for recapture. However, the Disability reinsurance shall remain in force until such time as the policy is returned to a premium paying status. The Disability risk shall be recaptured upon such return to premium paying status. However, if within two years of said recapture the Waiver of Premium is resumed due to an extension of the initial disablement, the Reinsurer shall be liable for payment of its share of premiums waived by the Company subject to collection of Disability premiums on the Reinsurer's share of the risk for the period in which the policy was in a premium paying status.

                                   ARTICLE XI

                         Extended and Paid-Up Insurance

1. Should a reinsured policy lapse and should extended or paid-up insurance be in force in accordance with the provisions of the policy, the amount of reinsurance shall be adjusted accordingly. For any resulting adjustment in amount of insurance, a corresponding adjustment of reinsurance shall be made. The Company will continue to pay YRT premiums (Exhibit II) on the reinsured portion of the Extended Term or Reduced Paid-up policy.

                                   ARTICLE XII

                                 Reinstatements

1. Should a lapsed insurance policy be reinstated in accordance with its terms and the rules of the Company, the reinsurance under such policy shall be reinstated automatically. Premiums and interest on reinstated reinsurance shall be payable only to the extent that the Company collects premiums and interest on such insurance.

                                  ARTICLE XIII

                                 Policy Changes


1. Should the company make any material changes in the provisions and conditions of a policy issued to an insured and upon which reinsurance shall have been granted hereunder, the Company shall, within a reasonable time, inform the Reinsurer of such change.


                                   ARTICLE XIV

                              Settlement of Claims

1. In the case of a claim on a reinsured policy, whether claim payment is made under the strict policy conditions or compromised for a lesser amount, the settlement made by the Company shall be unconditionally binding upon the Reinsurer. The Company shall keep the Reinsurer informed of any claim which might be contested or compromised or where unusual claim investigation expenses are contemplated and, where practical, the Company may consult with the Reinsurer. However, such consultation shall not impair the Company's freedom to determine the proper action on the claim and the settlement made by the Company shall still be unconditionally binding on the Reinsurer.

2. The Company shall furnish the Reinsurer with copies of the proofs of claim. If the Reinsurer so requests, the Company shall furnish the Reinsurer with any information the Company may possess in connection with the claim. Payment in settlement of the reinsurance under a claim approved and paid by the Company for a life reinsured hereunder shall be made by the Reinsurer upon the receipt of the claim papers. If the total amount reinsured is $500,000 or more, and if the Company so requests, then the amount due for that claim will become payable as soon as the Company approves the claim and notifies the Reinsurer.

3. In the event of an increase or reduction in the amount of the Company's insurance on any policy reinsured hereunder because of an overstatement or understatement of age or misstatement of sex, established after the death of the insured, the Company and the Reinsurer shall share in such increase or reduction in proportion to their respective net amounts under such policy.

4. If a claim is approved for disability benefits on a policy reinsured, the Company shall continue to pay premiums for reinsurance except the premium for disability reinsurance. The Reinsurer shall pay its proportionate share of the disability benefits on the original policy including the premiums for benefits that remain in effect during disability.

5. If the Company decides to contest a claim, the Reinsurer may pay its full share to the Company, as if the claim were not contested, and such payment shall fulfill the Reinsurer's obligation for that claim. However, the Reinsurer may, at its option after consultation with the Company, join in the contest, in which event the Reinsurer will share in the fortunes of the Company with respect to such claim. The words "the fortunes" are understood to mean only the expenses of the contest and any reduction in liability as specified in paragraph 6a of this Article.

6    a.   If the Reinsurer  joins in the contest,  the Reinsurer  shall share in the claim expense of the contest or compromise of a claim in the same proportion that the net amount at risk reinsured hereunder bears to the total net risk of the Company on all policies being contested by the Company and shall share in the total amount of any reduction in liability in the same proportion. Claim expense shall include, but not be limited to, cost of investigation, legal fees, court costs and interest charges. Compensation of salaries of officers and employees and any possible extra contractual damages, except as provided in paragraph 6 of this Article shall not be considered claim expenses.

     b. Subject to the provisions of Paragraphs c and d of this Article XIV, the Reinsurer shall reimburse the Company for its share of any noncontractual damages (including, but not limited to, punitive, exemplary, compensatory or consequential damages) assessed against the Company, provided the conditions precedent to liability for noncontractual damages as specified in paragraph d of this Article, are met.

     c. The Reinsurer shall not be liable for any portion of noncontractual damages assessed on the basis of fault or wrongdoing on the part of the Company, its agents or representatives other than for denying or contesting the claim.

     d. Notwithstanding the provisions of Paragraphs b and c, the Reinsurer shall participate in noncontractual damages assessed against the Company only in those cases where it is clear that the denial or contesting of the claim was the sole basis for the award or whenever the total amount of contractual claims and noncontractual damages is equal to or less than the face amount of the policy.

     e. The Reinsurer shall proportionately share in any assessment of Statutory Penalties (herein defined as those amounts awarded as a penalty, but fixed in amount by statute).


                        Conditions Precedent to Liability

     f. Conditions precedent to liability for noncontractual damages are as follows:

          1. The Reinsurer shall have had the opportunity to review the complete claim file prior to any final action by the Company that indicates to the claimant that the claim is being denied or contested; and

          2. Upon completion of such review, the Reinsurer shall have agreed in writing that the claim should be denied or contested.


                                Covered Expenses

     g. Legal fees incurred in defense against noncontractual damages shall be covered expenses. The Reinsurer shall reimburse the Company for such expenses in the same proportion as described in Paragraph 6a.

                                   ARTICLE XV

                                     Records

1. The Reinsurer shall have the right at all reasonable times and for any reasonable purpose to inspect at the Home Office of the Company all books and documents relating to this reinsurance.

                                   ARTICLE XVI

                                   Insolvency

1. In the event of the insolvency of the Company, all reinsurance made, ceded, renewed or otherwise becoming effective under this Agreement shall be payable by the Reinsurer directly to the Company or to their liquidator, receiver or statutory successor on the basis of the liability of the Company under the contract reinsured without diminution because of the insolvency of the Company. It is understood, however, that in the event of the insolvency of the Company, the liquidator or receiver or statutory successor of the insolvent Company shall give written notice of the pendency of a claim against the Company on the policy reinsured within a reasonable time after such claim is filed in the insolvency proceeding and that during the pendency of such claim that the Reinsurer may investigate such claim and interpose, at its own expense, in the proceeding where such claim is to be adjudicated any defense or defenses which they may deem available to the Company or its liquidator or receiver or statutory successor.

2. It is further understood that the expense thus incurred by the Reinsurer shall be chargeable, subject to court approval, against the Company as part of the expense of liquidation to the extent of a proportionate share of the benefit which may accrue to the Company solely as a result of the defense undertaken by the Reinsurer. Where two or more assuming insurers are involved in the same claim and a majority in interest elect to interpose defense to such claim, the expense shall be apportioned in accordance with the terms of the Reinsurance Agreement as though such expense had been incurred by the Company.

                                  ARTICLE XVII

                                   Arbitration

1. In the event of any difference arising hereafter between the Company and the Reinsurer with reference to this Agreement or any transaction under this Agreement, the same shall be referred to three arbitrators who must be executive officers of life insurance companies or life reinsurance companies other than the parties to this Agreement or their affiliates, each of contending companies to appoint one of the arbitrators and such two arbitrators to select the third. Should the two arbitrators not be able to agree on the choice of the third, then appointment shall be left to the President of the American Council of Life Insurance.

2. The arbitrators so chosen shall consider this Reinsurance Agreement not merely as a legal document but also as a gentlemen's agreement. They shall not be bound by any rules of law. They shall decide by a majority of votes and from their written decision there shall be no appeal. The cost of arbitration, including the fees of the arbitrators, shall be borne equally by the Reinsurer and the Company.

                                  ARTICLE XVIII

                              Parties to Agreement

1. This is an Agreement solely between the Company and the Reinsurer. The acceptance of reinsurance hereunder shall not create any right or legal relation whatever between the Reinsurer and the original insureds or the beneficiaries under any policies of the Company which may be reinsured hereunder.


                                   ARTICLE XIX

                              Duration of Agreement

1. This Agreement shall be unlimited as to its duration but may be cancelled at any time insofar as it pertains to the handling of new business thereafter by the Company or the Reinsurer, giving ninety (90) days notice of cancellation in writing. The Reinsurer shall continue to accept reinsurance in accordance with this Agreement during the ninety (90) day period aforesaid. The reinsurance under this Agreement shall be maintained in force as long as such policies shall remain in force and reinsurance premiums are paid when due, except as provided in Articles IX and X.


                                   ARTICLE XX

                               Deficiency Reserves

1. For the plans of insurance specified in Exhibit III, the Reinsurer guarantees that the YRT reinsurance premiums will not exceed the gross premiums of the Company.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed in duplicate by their duly authorized representatives.


                                    LINCOLN SECURITY LIFE INSURANCE COMPANY


                            By: /s/ Stanley Avitabile, Exec. V.P. & Med Director
                                ------------------------------------------------
                                        Authorized Officer         Title

Attest:

By: /s/  Paul Chhabra,        2nd V.P. & Actuary
    --------------------------------------------
       Authorized Officer             Title


Dated at:  Avon, CT, this 4th day of April, 1984
           --------       ---        -----  ----



                                    SECURITY-CONNECTICUT LIFE INSURANCE COMPANY


                            By: /s/  Timothy Fitch,       2nd V.P. & Actuary
                                ------------------------------------------------
                                  Authorized Officer              Title

Attest:

By: /s/  Ann O'Brien, Assistant Secretary
    -------------------------------------
      Authorized Officer      Title



Dated at:  Avon, CT, this 4th day of April, 1984
           --------       ---        -----  ----

                                    EXHIBIT I

     Maximum Limits of Company Retention and Limits of Reinsurance Coverage
     ----------------------------------------------------------------------

I.   Maximum Limits of Company Retention

     A.   Life: All Ages, All Ratings through Table P (500%)

                         $100,000

     B.   Waiver of Premium: Same as Life

     C.   Accidental Death: $0

     D.   Conditional Receipt: $50,000


II.  Maximum Limits of Automatic Reinsurance Coverage

     A.   Life: All Ages, All Ratings through Table P (500%)

                          $900,000

     B.   Waiver of Premium: Same as Life

     C.   Accidental Death: $300,000

     D.   Conditional Receipt: $900,000


     Minimum Initial Cession - the minimum amount to be reinsured on any policy is $10,000. Reinsurance shall be cancelled if reinsured amount falls below $2,500.

                                 EXHIBIT II - 2
                   SECURITY-CONNECTICUT LIFE INSURANCE COMPANY
                           YEARLY RENEWABLE TERM RATES

Table omitted.

                                 EXHIBIT II - 2
                   SECURITY-CONNECTICUT LIFE INSURANCE COMPANY
                           YEARLY RENEWABLE TERM RATES
                                    (cont'd)

Table omitted.

                              SECURITY CONNECTICUT
                    EXPERIENCE REFUND YRT PREMIUMS PER $1000
                               MALE STANDARD RISK
                              AGE NEAREST BIRTHDAY

Table omitted.

                               EXHIBIT II - PART 3

1. SEC-21 will be reinsured on a YRT basis, using the rates on pages 21-a through 21-j.

     Substandard rates are 25% of the standard rates for each table (25%) of extra mortality.

     Female rates are equal to male rates set back 6 years.

     No policy fee.

2. One and Five Year R&C will be reinsured on a YRT basis, with the YRT rate equal to the gross premium less the following commission allowances:


                              Commission Allowance

                              ---- Policy Year ----


            Band(s)           1            2-5         6-10         11+
            -------           -            ---         ----         ---
             1-2             100%          24%          24%         17%
             3-4             100%          16%          11%          4%
               5              85%          26%          11%          4%

                   SECURITY CONNECTICUT LIFE INSURANCE COMPANY

                                   SECURITY 21
                           YEARLY RENEWABLE TERM RATES

                                NONSMOKER BAND 1

Table omitted.

                   SECURITY CONNECTICUT LIFE INSURANCE COMPANY

                                   SECURITY 21
                           YEARLY RENEWABLE TERM RATES

                                NONSMOKER BAND 2

Table omitted.

                   SECURITY CONNECTICUT LIFE INSURANCE COMPANY

                                   SECURITY 21
                           YEARLY RENEWABLE TERM RATES

                                NONSMOKER BAND 3


Table omitted.

                   SECURITY CONNECTICUT LIFE INSURANCE COMPANY

                                   SECURITY 21
                           YEARLY RENEWABLE TERM RATES

                                NONSMOKER BAND 4


Table omitted.

                   SECURITY CONNECTICUT LIFE INSURANCE COMPANY

                                   SECURITY 21
                           YEARLY RENEWABLE TERM RATES

                                NONSMOKER BAND 5


Table omitted.

                   SECURITY CONNECTICUT LIFE INSURANCE COMPANY

                                   SECURITY 21
                           YEARLY RENEWABLE TERM RATES

                                  SMOKER BAND 1


Table omitted.

                   SECURITY CONNECTICUT LIFE INSURANCE COMPANY

                                   SECURITY 21
                           YEARLY RENEWABLE TERM RATES

                                  SMOKER BAND 2


Table omitted.

                   SECURITY CONNECTICUT LIFE INSURANCE COMPANY

                                   SECURITY 21
                           YEARLY RENEWABLE TERM RATES

                                  SMOKER BAND 3


Table omitted.

                   SECURITY CONNECTICUT LIFE INSURANCE COMPANY

                                   SECURITY 21
                           YEARLY RENEWABLE TERM RATES

                                  SMOKER BAND 4


Table omitted.

                   SECURITY CONNECTICUT LIFE INSURANCE COMPANY

                                   SECURITY 21
                           YEARLY RENEWABLE TERM RATES

                                  SMOKER BAND 5


Table omitted.

                               EXHIBIT II - PART 4

                         Accidental Death Benefit Rates

                                    Standard

                                       .54




                                   Substandard


 Substandard premium shall be the appropriate multiple of the standard premium.

                                   EXHIBIT III

                               Plans of Insurance

                        Economy Life - 5-1/2% (#10640NY)

                    Increasing Premium Whole Life (#10780NY)

                          Life Paid Up at 95 (#10850NY)

                                   ADDENDUM I


Addendum to the Reinsurance Agreement (effective April 1, 1984) between the Lincoln Security Life Insurance Company, hereinafter referred to as the "Company", and Security-Connecticut Life Insurance Company, hereinafter referred to as the "Reinsurer".

It is hereby agreed that Exhibit II - Part 5 shall be added to the above mentioned Reinsurance Agreement to incorporate reinsurance rates for Joint Design and Estate Design effective the dates stated within.

Except as herein specified, all the terms and conditions of the Reinsurance Agreement shall apply, and this Addendum is to be attached to and made part of the aforesaid agreement.




Security-Connecticut Life Insurance Company

Witness: /s/  Paul V. Susi                  By:  /s/  William Casill
         -------------------------------         -------------------------------

Title:   A.V.P. & Assoc. Actuary            Title:    Vice President & Actuary
         -------------------------------         -------------------------------



Lincoln Security Life Insurance Company

Witness: /s/  J. Paul Chhabra               By: /s/  Robert J. Voight
         -------------------------------        --------------------------------

Title:   Actuary                            Title:   Executive Vice President
         -------------------------------         -------------------------------

                                  MULTIPLE LIFE
                              REINSURANCE PREMIUMS


                               EXHIBIT II - PART 5

Table omitted.

                               JOINT DESIGN SERIES
                     FIFTEEN YEAR SELECT REINSURANCE PROGRAM

                                                          Effective June 1, 1992

USE OF THE RATE SCHEDULE


The YRT premium shall be derived by applying the rates herein:

SUBSTANDARD RISKS
-----------------


The reinsurance premium for substandard risks rated on a multiple mortality table basis shall be equal to a multiple of the standard rate proportionate to the mortality classification. Thus, the premium for a Class D (200%) risk shall be equal to twice the standard premium.



POLICY FEE



None.

                ANNUAL GIOR REINSURANCE RATES - PREFERED/STANDARD


Table omitted.

   ANNUAL JOINT DESIGN REINSURANCE RATES FOR LSNY - PREFERED - TWO NONSMOKERS


Table omitted.

    ANNUAL JOINT DESIGN REINSURANCE RATES FOR LSNY - PREFERED - TWO SMOKERS


Table omitted.

  ANNUAL JOINT DESIGN REINSURANCE RATES FOR LSNY - PREFERED - SMOKER/NONSMOKER


Table omitted.

   ANNUAL JOINT DESIGN REINSURANCE RATES FOR LSNY - STANDARD - TWO NONSMOKERS


Table omitted.

    ANNUAL JOINT DESIGN REINSURANCE RATES FOR LSNY - STANDARD - TWO SMOKERS


Table omitted.

  ANNUAL JOINT DESIGN REINSURANCE RATES FOR LSNY - STANDARD - SMOKER/NONSMOKER


Table omitted.

                              ESTATE DESIGN SERIES

                     FIFTEEN YEAR SELECT REINSURANCE PROGRAM

                                                      Effective November 1, 1992
USE OF THE RATE SCHEDULE

The appropriate YRT premium shall be derived by applying the rates herein:

SUBSTANDARD RISKS


A table rating on either or both lives will be converted into a joint table rating or a joint flat extra or a combination of the two. For the joint table rating portion of the risk, the total reinsurance premium will be equal to the standard reinsurance premium increased by a proportional amount. For the joint flat extra portion of the risk associated with the individual table rating(s), the total reinsurance premium will be increased by the joint flat extra. For a joint flat extra attributable to a flat extra rating on one or both of the individuals, the total reinsurance premium will be determined in accordance with paragraph 2 or 3 of Article VI, as appropriate.


POLICY FEE



None.

                                  AMENDMENT II

Amendment to Reinsurance Agreement (effective April 1, 1984) between the Lincoln Security Life Insurance Company, hereinafter referred to as the "Company", and Security-Connecticut Life Insurance Company, hereinafter referred to as the "Reinsurer".

1.   It is hereby  agreed  that on and after  the  first day of  January,  1987,
     Article VII, "Tax Credits" under the above mentioned Reinsurance Agreement shall be replaced with the following:

          The Reinsurance premium rates under this Agreement take into consideration the Company's liability for premium taxes. Accordingly, the Reinsurer shall make no separate reimbursement to the Company for premium taxes on premiums paid to the reinsurer.

2.   It is hereby  agreed  that on and after  the  first  day of  January,  1987
     Exhibit II - Part 2 shall be replaced with the attached.

All provisions of the Reinsurance Agreement not in conflict with the provisions of this amendment will continue unchanged.


 Security-Connecticut Life Insurance Company

Witness: /s/  Paul V. Susi                     By:  /s/ William Casill
         -----------------------------              ----------------------------

Title:        A.V.P. & Assoc. Actuary          Title:   Vice President & Actuary
         -----------------------------              ----------------------------



 Lincoln Security Life Insurance Company

Witness: /s/  J. Paul Chhabra                  By:  /s/ Robert J. Voight
         ------------------------------             ----------------------------

Title:        Actuary                          Title:   Executive Vice President
         ------------------------------             ----------------------------

                              REINSURANCE PREMIUMS

                               Exhibit II - Part 2

                   Fifteen Year Select YRT Reinsurance Program

Use of the Rate schedule

The appropriate YRT premium shall be derived by applying the following multiples to the rates contained herein:

                Underwriting                Multiple
                Classification
                --------------
                Standard                    1.00
                Preferred                   0.83
                Non-preferred               1.09

The schedule contains YRT rates for male issue ages 0-85.

Female Rates

Age 0 - Use rates for males issues age 0
Ages 1-5 - Use rates for males issue age 1
Ages 6 and older - Use rates for males five years younger.

Female risks are subject to the maximum true issue age limit of 85.

Policy fee:
         None.

Substandard Risks:

     The reinsurance premium for substandard risks rated on a multiple table basis shall be equal to the multiple of the standard rate proportionate to the mortality classification. Thus, the premium for a Class D (200%) risk shall be equal to twice the standard premium.

                              SECURITY CONNECTICUT

                    EXPERIENCE REFUND YRT PREMIUMS PER $1000
                               MALE STANDARD RISK
                              AGE NEAREST BIRTHDAY

                       SUB-POOL A - CLASSICAL UNDERWRITING


Table omitted.

                              SECURITY CONNECTICUT

                    EXPERIENCE REFUND YRT PREMIUMS PER $1000
                               MALE STANDARD RISK
                              AGE NEAREST BIRTHDAY

                     SUB-POOL A - NON-CLASSICAL UNDERWRITING

Table omitted.

                             SECURITY CONNECTICUT

                    EXPERIENCE REFUND YRT PREMIUMS PER $1000
                               MALE STANDARD RISK
                              AGE NEAREST BIRTHDAY

                                   SUB-POOL A

                                 ULTIMATE RATES

Table omitted.

                              SECURITY CONNECTICUT

                    EXPERIENCE REFUND YRT PREMIUMS PER $1000
                               MALE STANDARD RISK
                              AGE NEAREST BIRTHDAY

                         UNDIFFERENTIATED ULTIMATE RATES

Table omitted.

                              SECURITY CONNECTICUT

                    EXPERIENCE REFUND YRT PREMIUMS PER $1000
                               MALE STANDARD RISK
                              AGE NEAREST BIRTHDAY

                        SUB-POOL B CLASSICAL UNDERWRITING

Table omitted.

                              SECURITY CONNECTICUT

                    EXPERIENCE REFUND YRT PREMIUMS PER $1000
                               MALE STANDARD RISK
                              AGE NEAREST BIRTHDAY

                      SUB-POOL B NON-CLASSICAL UNDERWRITING



Table omitted.

                              SECURITY CONNECTICUT

                    EXPERIENCE REFUND YRT PREMIUMS PER $1000
                               MALE STANDARD RISK
                              AGE NEAREST BIRTHDAY

                                   SUB-POOL B

                                 ULTIMATE RATES

Table omitted.

                              SECURITY CONNECTICUT

                    EXPERIENCE REFUND YRT PREMIUMS PER $1000
                               MALE STANDARD RISK
                              AGE NEAREST BIRTHDAY

                         UNDIFFERENTIATED ULTIMATE RATES


Table omitted.

                                  AMENDMENT III

Amendment to Reinsurance Agreement (effective April 1, 1984) between the Lincoln Security Life Insurance Company, hereinafter referred to as the "Company", and Security-Connecticut Life Insurance Company, hereinafter referred to as the "Reinsurer".

It is hereby agreed that on and after the first day of January, 1987, under the above mentioned reinsurance agreement, Article I, paragraph 5 shall be placed with the following:

Exceptions to Automatic Coverage

5.   Reinsurance shall not be ceded automatically on any life if:

     a. The amount of life insurance in force plus the amount currently being applied for on that life in all companies exceeds ten million dollars ($10,000,000); or

     b. The substandard mortality rating assessed by the Company to the risk exceeds Class P (500%) or its equivalent on an extra premium basis (for flat extras, each $2.50 equals one table); or

     c. The insurance is the result of group conversion where full evidence of insurability has not been secured.

     d. The Company has submitted the risk for facultative consideration outside of the Agreement.

All provisions of the Reinsurance Agreement not in conflict with the provisions of the amendment will continue unchanged.


                  Security - Connecticut Life Insurance Company


Witness: /s/ Paul Susi                      By: /s/  William Casill
         ----------------------------           --------------------------------

Title:       A.V.P. & Assoc. Actuary        Title:   Vice President & Actuary
         ----------------------------           --------------------------------



                     Lincoln Security Life Insurance Company

Witness: /s/  J. Paul Chhabra               By: /s/  Robert Voight
         ----------------------------           --------------------------------

Title:        Actuary                       Title:   Executive Vice President
         ----------------------------           --------------------------------

                                  AMENDMENT IV


Amendment to Reinsurance Agreement (effective April 1, 1984) between the Lincoln Security Life Insurance Company, hereinafter referred to as the "Company", and Security-Connecticut Life Insurance Company, hereinafter referred to as the "Reinsurer".

It is hereby  agreed that on and after the first day of July,  1989 Exhibit II -
Part 2 shall be replaced with the attached.

All provisions of the Reinsurance Agreement not in conflict with the provisions of the amendment will continue unchanged.



                   Security-Connecticut Life Insurance Company


Witness: /s/  Paul Susi                       By: /s/  William Casill
         -----------------------------            ------------------------------

Title:   A.V.P. & Assoc. Actuary              Title:   Vice President & Actuary
         -----------------------------            ------------------------------


                     Lincoln Security Life Insurance Company


Witness: /s/  J. Paul Chhabra                 By: /s/  Robert Voight
         -----------------------------            ------------------------------

Title:        Actuary                         Title:   Executive Vice President
         -----------------------------            ------------------------------

                              REINSURANCE PREMIUMS

                               EXHIBIT II - PART 2
                     Fifteen Year Select Reinsurance Program

Use of the Rate Schedule

The appropriate YRT premium shall be derived by applying the following multiples to the rates combined herein:


                                 Issue Ages 0-59

     Duration          PNS            PS            NS           S
     --------          ---            --            --           -

        1             .10            .10            .29         .28
        2             .87            .83           1.04         .96
        3             .90            .84           1.05         .97
        4             .89            .84           1.05         .97
      5-10            .89            .85           1.07         .98
       11+            .85            .82           1.00         .95


                                 Issue Ages 60+

     Duration          PNS            PS            NS           S
     --------          ---            --            --           -

        1             .12            .12            .32         .28
        2             .89            .85           1.07         .96
        3             .92            .86           1.08         .97
        4             .91            .86           1.08         .97
      5-10            .91            .87           1.10         .98
       11+            .87            .84           1.03         .95

Female Rates
------------

                     Age 0            Use rates for males issue age 0
                     Ages 1 to 5      Use rates for males issue age 1
                     Ages 6 to older  Use rates for males 5 years younger

Female risks are subject to the maximum true issue age limit of 85.

Substandard Risks

The reinsurance premiums for substandard risks rated on a multiple mortality tables basis shall be equal to the multiple of the standard rate proportionate to the mortality classification. Thus, the premium for a Class D (200%) risk shall be equal to twice the standard premium.


Policy Fee
----------


None.

                   SECURITY-CONNECTICUT LIFE INSURANCE COMPANY

                       NON-REFUND PREMIUM RATES PER $1000
                            STANDARD MALE NON-SMOKER
                              AGE NEAREST BIRTHDAY

Table omitted.

                   SECURITY-CONNECTICUT LIFE INSURANCE COMPANY

                       NON-REFUND PREMIUM RATES PER $1000
                              STANDARD MALE SMOKER
                              AGE NEAREST BIRTHDAY

Table omitted.

                                    AMENDMENT


Amendment to each Reinsurance Agreement listed herein between Lincoln Security Life Insurance Company, hereinafter referred to as the "Company", and Security-Connecticut Life Insurance Company, hereinafter referred to as the "Reinsurer".

It is hereby agreed that on and after the effective date of each such Agreement listed, Article VIII, "Reinsurance Administration", shall be replaced with the following:

1.   Reinsurance ceded under this Agreement shall be Bordereau administration.

     a. The Reinsurer shall have the responsibility of maintaining adequate records for the administration of the reinsurance ceded hereunder.

     b. Reinsurance premiums shall be paid on an annual basis in advance, but if a reinsured policy is terminated or reduced in accordance with the provisions of this Agreement, the Reinsurer shall refund the Company the unearned portion of the reinsurance premium.

     c. Reinsurance premiums and adjustments shall be accounted for and settled monthly and quarterly. Within 45 days after the beginning of each calendar month or quarter, the Reinsurer shall calculate a statement of premiums for all outstanding reinsurance falling due within the previous month or quarter. The statement shall also include adjustments in reinsurance premiums due in previous months or quarters. The Company shall remit to the Reinsurer the amount of any net balance due. If the net balance is in favor of the Company, the Reinsurer shall remit to the Company. Except as provided in Article IV, the payment of reinsurance premiums shall be a condition precedent to the liability of the Reinsurer under reinsurance covered by this Agreement. In the event of non-payment of reinsurance premiums as provided in this paragraph, the Reinsurer shall have the right to terminate the reinsurance under all policies having reinsurance premiums in arrears.

     d. In addition to the premium accounting described above, the Reinsurer will create appropriate reports on New Business, Reserves, Terminations and changes, Policy Exhibit, and an Annual Inforce listing.

Except as herein specified, all the terms and conditions of the Reinsurance Agreement shall apply and this amendment is to be attached to and made part of the aforesaid Agreement.

                   Security-Connecticut Life Insurance Company


Witness: /s/  Paul Susi                       By: /s/  William Casill
         -----------------------------            ------------------------------

Title:   A.V.P. & Assoc. Actuary              Title:   Vice President & Actuary
         -----------------------------            ------------------------------


                     Lincoln Security Life Insurance Company


Witness: /s/  J. Paul Chhabra                 By: /s/  Robert Voight
         -----------------------------            ------------------------------

Title:        Actuary                         Title:   Executive Vice President
         -----------------------------            ------------------------------

 Treaty Type                                  Treaty Effective Date
 -----------                                  ---------------------
 Automatic/YRT                                   April I, 1984
 Automatic/Co.                                   January 1, 1987

                                    AMENDMENT


Amendment to each Reinsurance Agreement listed herein between Lincoln Security Life Insurance Company, hereinafter referred to as the "Company" and Security-Connecticut Life Insurance Company, hereinafter referred to as the "Reinsurer".

1. The Company and the Reinsurer each represents and warrants that it is subject to taxation under Subchapter "L" of the Internal Revenue Code of 1986 (the "code").

2.   The terms used in this  Amendment  are defined by Reference  to  Regulation
     Section 1.848-2(g)(8) promulgated on December 29, 1992, whereby:

     a. Each party shall attach a schedule to its Federal Income Tax return which identifies the relevant reinsurance agreements for which the joint election under the Regulation has been made;

     b. The party with net positive consideration, as defined in the Regulation promulgated under Code Section 848, for such Reinsurance Agreements for each taxable year, shall capitalize specified policy acquisition expenses with respect to such Reinsurance Agreements without regard to the general deductions limitation of Section 848(c)
          (1);

     c. Each party agrees to exchange information pertaining to the amount of net consideration under such Reinsurance Agreements each year to ensure consistency;

     d. The Company will submit a schedule to the Reinsurer by June 1 of each year of its calculation of the net consideration for the preceding calendar year. The Reinsurer may contest such calculation by providing an alternative calculation to the Company in writing within thirty
          (30) days of the Reinsurer's receipt of the Company's calculation. The Company and the Reinsurer will act in good faith to reach an agreement as to the correct amount within thirty (30) days of the date the Reinsurer submits its alternative calculation.

The provisions of this Agreement shall be subject to all the Terms of the Agreement which do not conflict with the Terms hereof.

                   Security-Connecticut Life Insurance Company


Witness: /s/  Paul Susi                       By: /s/  William Casill
         -----------------------------            ------------------------------

Title:   A.V.P. & Assoc. Actuary              Title:   Vice President & Actuary
         -----------------------------            ------------------------------


                     Lincoln Security Life Insurance Company


Witness: /s/  J. Paul Chhabra                 By: /s/  Robert Voight
         -----------------------------            ------------------------------

Title:        Actuary                         Title:   Executive Vice President
         -----------------------------            ------------------------------

                   SECURITY-CONNECTICUT LIFE INSURANCE COMPANY



            Treaty Type                             Treaty Effective Date
            -----------                             ---------------------
            Automatic/YRT                           April 1, 1984
            Automatic/CO                            January 1, 1987

                                    AMENDMENT


Amendment to each Reinsurance Agreement listed herein between Lincoln Security Life Insurance Company, hereinafter referred to as the "Company" and Security-Connecticut Life Insurance Company, hereinafter referred to as the "Reinsurer".

It is hereby agreed that on and after the first day of January, 1994, under all Reinsurance Agreements between the Company and the Reinsurer, the entire Agreement Article will be added and the Arbitration Article will be replaced.

                                Entire Agreement

1. This Agreement, Amendments, and Addenda shall constitute the entire agreement between the parties with respect to business reinsured hereunder. There are no understandings between the parties other than as expressed in this Agreement and any future change or modification of this Agreement shall be null and void unless made by Amendment to the Agreement and signed by both parties.

                                   Arbitration

1. In the event of any difference arising hereafter between the contracting parties with reference to any transaction under this Agreement, the same shall be referred to three arbitrators who must be executive officers of life insurance or life reinsurance companies other than the two parties to this Agreement or their affiliates, each of the contracting companies to appoint one of the arbitrators and such two arbitrators to select the third. If either party refuses or neglects to appoint an arbitrator within thirty (30) days after receipt of the written request for arbitrators, the initiating party may appoint a second arbitrator.

2. If the two arbitrators fail to agree on the selection of a third arbitrator within thirty (30) days for their appointment, each of them shall name three individuals, of whom the other shall decline two, and the decision shall be made by drawing lots.

3. The arbitrators shall consider this Reinsurance Agreement not merely as a legal document but also a gentlemen's agreement. In resolving the dispute, the arbitrators will give full consideration to the customs and practices of the life insurance and life reinsurance industry, insofar as they are not in conflict with the specific terms of this Agreement. The arbitrators shall decide by a majority vote. There shall be no appeal from their written decision.

4. Unless the arbitrators decide otherwise, each party shall bear the expense of its own arbitration, including its arbitrator and outside attorney fees, and shall jointly and equally bear with the other party the expense of the third arbitrator. Any remaining costs of the arbitration proceedings shall be appointed by the Board of Arbitrators.

IN WITNESS WHEREOF, the Company and the Reinsurer have caused their names to be subscribed and duly attested thereunder by their respective authorized officers.


                   Security-Connecticut Life Insurance Company


Witness: /s/  Paul Susi                       By: /s/  William Casill
         -----------------------------            ------------------------------

Title:   A.V.P. & Assoc. Actuary              Title:   Vice President & Actuary
         -----------------------------            ------------------------------


                     Lincoln Security Life Insurance Company


Witness: /s/  J. Paul Chhabra                 By: /s/  Robert Voight
         -----------------------------            ------------------------------

Title:        Actuary                         Title:   Executive Vice President
         -----------------------------            ------------------------------

                   SECURITY-CONNECTICUT LIFE INSURANCE COMPANY


         Treaty Type                               Treat/ Effective Date
         -----------                               ---------------------
         Automatic/YRT                             April 1, 1984
         Automatic/CO                              January 1, 1987

                                    AMENDMENT

Effective on and after November 28, 1995, all Reinsurance Agreements between Security-Connecticut Life Insurance Company, herein referred to as the "Reinsurer", and Lincoln Security Life Insurance Company, herein referred to as the "Company", shall be amended to include the following:

The Reinsurer agrees to establish an irrevocable Letter of Credit in favor of the Company. The Amount of such Letter of Credit will be at least equal to the aggregate of the statutory reserves plus any paid and unpaid losses recoverable from reinsurance assumed by the Reinsurer from the Company under all such Reinsurance Agreements.

The irrevocable Letter of Credit shall be issued in compliance with Regulation 133 of the New York Insurance Regulations and shall be subject to the following provisions:

1. The Reinsurer and the Company agree that the Letter of Credit provided by the Reinsurer pursuant to the provisions of this Amendment may be drawn upon at any time, notwithstanding any other provision in these reinsurance agreements and may be utilized by the Company or any successor by operation of law of the Company including, without limitation, any liquidator, rehabilitation, receiver or conservator of the Company for the following purposes:

     a. To reimburse the Company for the Reinsurer's share of premiums returned to the owners of policies insured under these reinsurance agreements on account of cancellations of such policies;

     b. To reimburse the Company for the Reinsurer's share of surrenders and benefits or losses paid by the Company under the terms and provisions of the policies reinsured under these reinsurance agreements;

     c. To fund an account with the Company in an amount at least equal to the deduction, for reinsurance ceded, from the Company's liabilities for policies reinsured under these agreements such amount shall include, but not be limited to, amounts for policy reserves, reserves for claims and losses incurred (including losses incurred but not reported), loss adjustment expense and unearned premiums;

     d. To pay any other amounts the Company claims are due under these reinsurance agreements.

     2. All of the foregoing should be applied without diminution because of insolvency on the part of the Company or the Reinsurer.

3. The Company shall return immediately any amounts drawn on the Letter of Credit in excess of the actual amounts required for paragraphs 1a, 1b and 1c of this amendment or in the case of paragraph ld of this section, any amounts that are subsequently determined not to be due.

4. The Company shall pay the Reinsurer an interest payment, at a rate equivalent to the prime rates of interest of the bank issuing the Letter of Credit, on all amounts held pursuant to paragraphs 1c of this amendment.

Except as herein specified, all of the terms and conditions of the existing Reinsurance Agreements between the Reinsurer and the Company shall continue to apply, and this Amendment shall be attached to and made part of each such Reinsurance Agreement.

In witness of the above, this Amendment is signed in duplicate at the dates and places indicated.

LINCOLN SECURITY LIFE INSURANCE COMPANY


Witness: /s/  Kim E. Audia             By: /s/  Robert J. Voight
         -------------------------         ------------------------------

Title:                                          Sr. Vice President
                                           ------------------------



SECURITY-CONNECTICUT LIFE INSURANCE COMPANY


Witness: /s/  Kim E. Audia             By: /s/  Richard Mocarski
         -------------------------         ------------------------------

Title:                                          VP, Controller & Treasurer
                                           -------------------------------

                              REINSURANCE AGREEMENT


               Lincoln Security Life Insurance Company ("Company")

                                       and

            Security-Connecticut Life Insurance Company ("Reinsurer")




            TREATY TYPE                               TREATY EFFECTIVE DATE
            -----------                               ---------------------
            Automatic/YRT                             April 1, 1984
            Automatic/CO                              January 1, 1987

                                   AMENDMENT V


Amendment to Reinsurance Agreement (effective April 1, 1984) between the Lincoln Security Life Insurance Company, hereinafter referred to as the "Company", and Security-Connecticut Life Insurance Company, hereinafter referred to as the "Reinsurer".

It is hereby agreed that on and after the first day of January, 1992, Exhibit II
- Part 2 shall be replaced with the attached.

All provisions of the Reinsurance Agreement not in conflict with the provisions of the amendment will continue unchanged.

                   Security-Connecticut Life Insurance Company


Witness: /s/  Paul V. Susi                    By: /s/  William Casill
         -----------------------------            ------------------------------

Title:   A.V.P. & Assoc. Actuary              Title:   Vice President & Actuary
         -----------------------------            ------------------------------


                     Lincoln Security Life Insurance Company


Witness: /s/  J. Paul Chhabra                 By: /s/  Robert J. Voight
         -----------------------------            ------------------------------

Title:        Actuary                         Title:   Executive Vice President
         -----------------------------            ------------------------------

                              REINSURANCE PREMIUMS


                               EXHIBIT II - PART 2

                     Fifteen Year Select Reinsurance Program


          Duration         PNS        PS       NS          S
          --------         ---        --       --          -
             1             .00       .00       .00        .00
            2-15           .74       .71       .88        .84
            16+            .76       .73       .91        .87


Female Rates

Age 0 - Use rates for males  issue age 0
Ages 1 to 5 - Use rates for males issue age 1
Ages 6 to older - Use rates for males 5 years younger

Female risks are subject to the maximum true issue age limit of 85.

Substandard Risks

The reinsurance premiums for substandard risks rated on a multiple mortality tables basis shall be equal to the multiple of the standard rate proportionate to the mortality classification. Thus, the premium for a Class D (200%) risk shall be equal to twice the standard premium.

Policy Fee

None.

                   SECURITY-CONNECTICUT LIFE INSURANCE COMPANY

                       NON-REFUND PREMIUM RATES PER $1000
                            STANDARD MALE NON-SMOKER
                              AGE NEAREST BIRTHDAY


Table omitted.

                   SECURITY-CONNECTICUT LIFE INSURANCE COMPANY

                       NON-REFUND PREMIUM RATES PER $1000
                              STANDARD MALE SMOKER
                              AGE NEAREST BIRTHDAY



Table omitted.

                                  AMENDMENT VI


Amendment to the Reinsurance Agreement effective April 1, 1984, between the Lincoln Security Life Insurance Company, hereinafter referred to as the "Company", and Security-Connecticut Life Insurance Company, hereinafter referred to as the "Reinsurer".

It is hereby agreed that Exhibit III shall be replaced with the attached with the appropriate effective dates.

All provisions of the Reinsurance Agreement not in conflict with the provisions of the amendment will continue unchanged.

                   Security-Connecticut Life Insurance Company


Witness: /s/  Paul V. Susi                    By: /s/  William Casill
         -----------------------------            ------------------------------

Title:   A.V.P. & Assoc. Actuary              Title:   Vice President & Actuary
         -----------------------------            ------------------------------


                     Lincoln Security Life Insurance Company


Witness: /s/  J. Paul Chhabra                 By: /s/  Robert J. Voight
         -----------------------------            ------------------------------

Title:        Actuary                         Title:   Executive Vice President
         -----------------------------            ------------------------------

                               Plans of Insurance



Omitted.

                                  AMENDMENT VII


Amendment to Reinsurance Agreement (effective April 1, 1984) between the Lincoln Security Life Insurance Company, hereinafter referred to as the "Company", and Security-Connecticut Life Insurance Company, hereinafter referred to as the "Reinsurer".

It is hereby agreed that Exhibit II - Part 4 shall be replaced with the attached with the stated effective dates.

All provisions of the Reinsurance Agreement not in conflict with the provisions of the amendment will continue unchanged.


                   Security-Connecticut Life Insurance Company


Witness: /s/  Paul V. Susi                    By: /s/  William Casill
         -----------------------------            ------------------------------

Title:   A.V.P. & Assoc. Actuary              Title:   Vice President & Actuary
         -----------------------------            ------------------------------


                     Lincoln Security Life Insurance Company


Witness: /s/  J. Paul Chhabra                 By: /s/  Robert J. Voight
         -----------------------------            ------------------------------

Title:        Actuary                         Title:   Executive Vice President
         -----------------------------            ------------------------------

                         Accidental Death Benefit Rates


                                    Standard


                            Effective January 1, 1985

                                      $0.52


                            Effective January 1, 1988

                                      $0.48


                            Effective January 1, 1991

                                      $0.45


                            Effective January 1, 1994

                                      $0.34


Substandard

Substandard premium shall be the appropriate multiple of the standard premium.


                               EXHIBIT II - PART 4

                                 AMENDMENT VIII


Effective on or after November 20, 1996, the Reinsurance Agreement (effective April 1, 1984) between Security-Connecticut Life Insurance, herein referred to as the "Reinsurer", and Lincoln Security Life Insurance Company, herein referred to as the "Company", shall be amended to include the following:

The Reinsurer agrees to establish a Trust Agreement in favor of the Company to replace the "Letter of Credit" Amendment, effective November 28, 1995. The trust account will be at least equal to the aggregate of the statutory reserves plus any paid and unpaid losses recoverable from reinsurance assumed by the Reinsurer from the Company under all such Reinsurance Agreements.

The Trust Agreement shall be established in compliance with Regulation 114 of the New York Insurance Regulations and shall be subject to the following provisions:

1. Assets deposited in the trust account shall be valued according to their current fair market value, and shall consist only of United States legal tender, certificates of deposit issued by a United States bank and payable in United States legal tender, and investments of the types specified in paragraphs (1), (2), (3), (8), and (10) of subsection (a) of section 1404 of the New York Insurance Law, provided that such investments are issued by an institution that is not the parent, subsidiary, or affiliate of either the grantor or the beneficiary.

2. Prior to depositing assets with the trustee, the Reinsurer is required to execute assignments, endorsements in blank, or transfer legal title to the trustee of all shares, obligations or any other assets requiring assignments, in order that the Company, or the trustee upon the direction of the Company, may whenever necessary negotiate any such assets without consent or signature from the Reinsurer or any other entity.

3. All settlements of account between the Company and the Reinsurer are required to be made in cash or its equivalent.

4. The Reinsurer and the Company agree that the assets in the trust account, established pursuant to the provisions of the Reinsurance Agreement, may be withdrawn by the Company at any time, notwithstanding any other provisions in the Reinsurance Agreement, and shall be utilized and applied by the Company or any successor by operation of law of the Company, including without limitation, any liquidator, rehabilitator, receiver or conversator of the Company, without diminution because of insolvency on the part of the Company or the Reinsurer, only for the following purposes:

     a) to reimburse the Company for the Reinsurer's share of premiums returned to the owners of policies reinsured under the Reinsurance Agreement on account of cancellations of such policies;

     b) to reimburse the Company for the Reinsurer's share of surrenders and benefits on losses paid by the Company pursuant to the provisions of the policies reinsured under the Reinsurance Agreement;

     c) to fund an account with the Company in an amount at least equal to the deduction, for reinsurance ceded, from the Company's liabilities for policies reinsured under the Reinsurance Agreement. Such account shall include, but not be limited to, amounts for policy reserves, reserves for claims and losses incurred, loss adjustments, expenses, and unearned premiums; and

     d) to pay any other amounts the Company claims are due under the Reinsurance Agreement.

5. The Reinsurer may be given the right to seek approval from the Company to withdraw from the trust account all or any part of the assets contained therein and transfer such assets to the Reinsurer, provided:

     a) The Reinsurer shall, at the time of such withdrawal, replace the withdrawn assets with other qualified assets having a market value equal to the market value of the assets withdrawn so as to maintain at all times the deposit in the required amount; or

     b) after such withdrawals and transfer, the market value of the trust account is no less than 102 percent of the required amount.

6. The Company shall be the sole judge as to the application of this provision, but shall not unreasonably or arbitrarily withhold its approval and provide for:

     a) the return of any amount withdrawn in excess of the actual amounts required for subparagraphs (4), (a)-(c) of this Amendment, or in the case of subparagraph (4), (d), any amounts that are subsequently determined not to be due; and

     b) interest payments at a rate not in excess of the prime rate of interest, on the amounts held pursuant to subparagraph (4), (c) of this Amendment.

7. Any arbitration panel or court of competent jurisdiction may permit the award of:

     a) interest at a rate different from that provided in subparagraph (6), (b) of this Amendment;
     b) court or arbitration  costs;
     c) attorney's fees; and
     d) any other reasonable expenses.


Except as herein specified, all of the terms and conditions of the existing Reinsurance Agreements between the Reinsurer and the Company shall continue to apply, and this Amendment shall be attached to and made part of each such Reinsurance Agreement.

In witness whereof; the parties hereto have caused this Amendment to be executed in duplicate by their duly authorized representatives:


Security-Connecticut Life Insurance Company


By: /s/  William Casill
    ---------------------------------------


Title:   Vice President and Actuary
    ---------------------------------------

Attest:  /s/  Paul V. Susi
         ----------------------------------

Title:        A.V.P. & Assoc. Actuary
         ----------------------------------


Lincoln Security Life Insurance Company


By: /s/ Robert J. Voight
    ---------------------------------------

Title:  Vice President
    ---------------------------------------

Attest: /s/  John Lockhart
        -----------------------------------

Title:       Assistant Controller, Assistant
             Treasurer
        -----------------------------------

                                 AMENDMENT IX

                              Effective May 1, 1996


Amendment to Reinsurance Agreement (effective April 1, 1984) between the Lincoln Security Life Insurance Company, hereinafter referred to as the "Company", and Security-Connecticut Life Insurance Company, hereinafter referred to as the "Reinsurer".

It is hereby agreed that on and after the first day of May 1996, under the above mentioned reinsurance agreement, Article I, paragraph 5, shall be replaced with the following:


                        Exceptions to Automatic Coverage

5. Reinsurance shall not be ceded automatically on any policy issued on and after April 1, 1996, if:

     a. The amount of life insurance in force on that life in all companies plus the amount currently being applied for, less the amount of all policies absolutely assigned to the Company (provided the sum of all such absolute assignments does not exceed twenty million dollars for issue age of lives up to age 70 and ten million dollars for issue age of lives at or over age 70) exceeds twenty million dollars
          ($20,000,000) for issue age of lives up to age 70 and ten million dollars ($10,000,000) for issue age of lives at or over age 70; or

     b. if the amount of insurance currently applied for and to be reinsured under this Agreement on that life, plus all amounts of insurance which the Company then reinsures on that life under this Agreement or any other life reinsurance agreement, exceed the Automatic Binding Capacity, as indicated in Exhibit I; or

     c. the substandard mortality rating assessed by the Company to the risk exceeds Class P (500%) or its equivalent on an extra premium basis; or

     d. the Company has submitted the risk for facultative consideration within the last two years.

Except as herein specified, all the terms and conditions of the Reinsurance Agreement shall apply, and this amendment is to be added to and make part of the aforesaid Agreement.


Security-Connecticut Life Insurance Company

By: /s/  William Casill
    ---------------------------------------
         William Casill

Title:   Vice President and Actuary
    ---------------------------------------

Attest:

By: /s/  Paul V. Susi
    ---------------------------------------

Title:   Assistant Vice President and Assoc.
         Actuary
    ---------------------------------------


Lincoln Security Life Insurance Company

By: /s/ Barry St. Pierre
    ---------------------------------------

Title:  Senior Vice President
    ---------------------------------------

Attest:

By: /s/  J. Paul Chhabra
    ---------------------------------------

Title:   Vice President and Actuary
    ---------------------------------------

                                   AMENDMENT X

                             Effective July 7, 1997


Amendment to the Reinsurance Agreement (effective April 1, 1984) between the Lincoln Security Life Insurance Company, hereinafter referred to as the "Company", and Security-Connecticut Life Insurance, hereinafter referred to as the "Reinsurer".

It is hereby agreed, for all policies issued on and after the seventh day of July 1997, under the above mentioned reinsurance agreement, Exhibit II - Part 5, will be amended with the attached.


Security-Connecticut Life Insurance Company

By: /s/  William Casill
    ---------------------------------------

Title:   Vice President and Actuary
   ----------------------------------------

Attest:  /s/  Bruce Loughran
         ----------------------------------

Title:        Second V.P. and Actuary
         ----------------------------------


Lincoln Security Life Insurance Company

By: /s/ Robert J. Voight
    ---------------------------------------

Title:  Vice President
    ---------------------------------------

Attest: /s/  John Lockhart
        -----------------------------------

Title:       Assistant Controller/Assistant
             Treasurer
        -----------------------------------

                                  MULTIPLE LIFE
                              REINSURANCE PREMIUMS

                               EXHIIT II - PART 5

                              ESTATE DESIGN SERIES
                     FIFTEEN YEAR SELECT REINSURANCE PROGRAM

                                                          Effective July 7, 1997

USE OF THE RATE SCHEDULE

The appropriate YRT premium shall be derived by applying the following multiples to the rates combined herein:


               NS/NS
 JEA           0-37      38-42      43-45       46-47       48-52      53-57       58-62       63-70       71+
             ------------------------------------------------------------------------------------------------------
             ------------------------------------------------------------------------------------------------------
                                                   DUR
1             0         0           0           0           0          0           0           0           0
2-10          0.31     2-10        0.28        0.25        0.18        0.17       0.16        0.16        0.16
11-14         0.29     0.26        0.23        0.18        0.17       0.16        0.16        0.16        0.18
15            0.65     0.59        0.53        0.41        0.39       0.38        0.38        0.38        0.40
16            0.63     0.57        0.51        0.41        0.39       0.38        0.38        0.38        0.40
17-20         0.63     0.57        0.51        0.41        0.39       0.38        0.38        0.38        0.40
21+           0.43     0.40        0.37        0.27        0.26       0.26        0.26        0.26        0.26

               NS/S
 JEA           0-37      38-42       43-45       46-47       48-52      53-57       58-62       63-70       71+
             ------------------------------------------------------------------------------------------------------
                                                   DUR
1              0         0           0           0 1         0          0           0           0           0
2-10           0.31     0.28        0.25        0.18        0.17       0.16        0.16        0.16        0.12
11-14          0.29     0.26        0.23        0.18        0.17       0.16        0.16        0.16        0.12
15             0.65     0.59        0.53        0.41        0.39       0.38        0.38        0.38        0.28
16             0.63     0.57        0.51        0.41        0.39       0.38        0.38        0.38        0.28
17-20          0.63     0.57        0.51        0.41        0.39       0.38        0.38        0.38        0.28
21+            0.43     0.40        0.37        0.27        0.27       0.26        0.26        0.26        0.21


               S/S
 JEA           0-37      38-42       43-45       46-47       48-52      53-57       58-62       63-70       71+
             ------------------------------------------------------------------------------------------------------
                                                   DUR
1              0         0           0           0 1         0          0           0           0           0
2-10           0.31    0.28        0.25        0.18        0.17       0.16        0.16        0.16        0.18
11-14          0.29    0.26        0.23        0.18        0.17       0.16        0.16        0.16        0.18
15             0.66    0.60        0.54        0.42        0.40       0.39        0.39        0.39        0.41
16             0.64    0.58        0.52        0.42        0.40       0.39        0.39        0.39        0.41
17-20          0.64    0.58        0.52        0.42        0.40       0.39        0.39        0.39        0.41
21+            0.44    0.41        0.38        0.28        0.28       0.27        0.27        0.27        0.28


                             Guaranteed Annuity COIs


Table omitted.

SUBSTANDARD RISKS
-----------------

A table rating on either or both lives will be converted into a joint table rating or a joint flat extra or a combination of the two. For the joint table rating portion of the risk, the total reinsurance premium will be equal to the standard reinsurance premium increased by a proportional amount. For the joint flat extra portion of the risk associated with the individual table rating(s), the total reinsurance premium will be increased by the joint flat extra. For a joint flat extra attributable to a flat extra rating on one or both of the individuals, the total reinsurance premium will be determined in accordance with paragraph 2 or 3 of Article VI, as appropriate.


POLICY FEE

None.

                                  AMENDMENT XI

                             Effective April 1, 2000

Amendment to the Automatic Reinsurance Agreement (effective April 1, 1984) between ReliaStar Life Insurance Company of New York hereinafter referred to as the "Company", and Security-Connecticut Life Insurance Company, hereinafter referred to as the "Reinsurer".

It is hereby agreed that on and after the first day of April 2000, under the above mentioned reinsurance agreement, Exhibit II, Part 2, will be amended with the attached.

It is hereby agreed that on and after the first day of April 2000, under the above mentioned reinsurance agreement, Exhibit III, will be replaced with the attached with the appropriate effective dates.

Except as hereby specified, all the terms and conditions of the Automatic Reinsurance Agreement shall apply, and the amendment is to be attached to and made part of aforesaid Agreement.

                   Security-Connecticut Life Insurance Company


  Attest: /s/  Diane Sylvester            By: /s/  Paul V. Susi
              -----------------------         -----------------------------

  Title:       2nd Vice President         Title:   2nd Vice President & Actuary


                        ReliaStar Life Insurance Company


  Attest: /s/  William Bonneville         By: /s/ Fritz Riemenschneider
          ---------------------------         -----------------------------

  Title:       Exec. Vice President       Title:  Assistant Vice President &
               ----------------------             Compliance Officer
                                              -----------------------------

                              Reinsurance Premiums



Table omitted.

                               EXHIBIT II - Part 2

                     Fifteen Year Select Reinsurance Program
                              Reinsurance Premiums


Duration         SPNS          PNS           SNS          PSM           SSM
--------         ----          ---           ---          ---           ---
   1             .00           .00           .00          .00           .00
   2 +           .36           .46           .60          .46           .62



Female Rates:

Age 0 - Use rates for males issue age 0
Ages 1 to 5 - Use rates for males issue age 1
Ages 6 and older Use rates for males 5 years younger

Female risks are subject to the maximum true issue age limit of 85.


Substandard Risks:

The reinsurance premiums for substandard risks rated on a multiple mortality tables basis shall be equal to the multiple of the standard rate proportionate to the mortality classification. Thus, the premium for class D (200%) risk shall be equal to twice the standard premium.


Policy Fee:  None.

                                  AMENDMENT XVI

                           Effective September 1, 1998

Amendment to the Reinsurance Agreement (effective April 1, 1984) between ReliaStar Life Insurance Company of New York, formally Lincoln Security Life
Insurance Company, hereinafter referred to as the "Company", and Security-Connecticut Life Insurance Company, hereinafter referred to as the "Reinsurer".

It is hereby agreed that effective on and after the first day of September I, 1998, under the above mentioned Reinsurance Agreement, Exhibit I is amended with the attached.

Except as herein specified, all the terms and conditions of the Reinsurance Agreement shall apply, and this amendment is to be added to and made part of the aforesaid Agreement.


Security-Connecticut Life Insurance Company

By: /s/  Bruce Loughran
    ---------------------------------------

Title:   Second V.P. and Actuary
    ---------------------------------------

Attest:
        -----------------------------------

By: /s/  Eric Swan
    ---------------------------------------

Title:   Assistant Actuary
    ---------------------------------------


ReliaStar Life Insurance Company of New York

By: /s/  William Bonneville
    ---------------------------------------

Title:   Executive Vice President
    ---------------------------------------

Attest:
        -----------------------------------

By: /s/  Kenneth Quenstedt
    ---------------------------------------

Title:   AVP - IS
    ---------------------------------------

                                    EXHIBIT I

                           Effective September 1, 1998



                 RETENTION LIMITS APPLICABLE TO PERMANENT POOL:

                                    $300,000




                 AUTOMATIC BINDING APPLICABLE TO PERMANENT POOL:


                                   $6,000,000

                                 AMENDMENT XVII

                           Effective November 1, 2001


Amendment to the Reinsurance Agreement (effective April 1, 1984) between ReliaStar Life Insurance Company of New York, formally Lincoln Security Life
Insurance Company, hereinafter referred to as the "Company", and Security-Connecticut Life Insurance Company, hereinafter referred to as the "Reinsurer".


It is hereby agreed that effective on and after the first day of November 1, 2001, the above mentioned Reinsurance Agreement is amended as follows:


     1. Article I, paragraph 2, is amended for policies issued on and after the effective date of this Amendment, as follows:

     Except as specified in Paragraph 5, whenever coverage is available under this Agreement, as specified in Paragraph l of this Article I, the Company shall cede and the Reinsurer shall automatically accept the excess over the Company's designated maximum retention up to the maximum automatic binding limits specified in Exhibit I. In addition, it is agreed that Company may enter into reinsurance arrangements whereby Company will cede risks to certain reinsurers on a first dollar quota share basis prior to ceding Company's excess retention to Reinsurer. To the extent the Company's designated maximum retention is exceeded after ceding amounts under a first dollar quota reinsurance arrangement, Reinsurer shall accept amounts in excess of Company's retention as provided in this Agreement.


     2. Article I, paragraph 5 is amended to provide that for policies issued on and after the effective date of this Amendment, the exceptions for automatic coverage are (a) for insurance resulting from a group conversion where full evidence of insurance has not been secured , and (b) if the amount of life insurance in force on that life in all companies plus that currently applied for, less the amount of all absolutely assigned to the Company, exceeds the binding limits in Exhibit I.


     3. Article I, paragraph 6, is amended to provide that there is no maximum Automatic Limit or maximum for conditional receipt coverage for policies issued on and after the effective date of this Amendment.


     4. Exhibit I is amended with the attached.


     5. The reinsurance rates set forth in Exhibit II is amended to include the attached rates which shall apply to policies issued after the effective date of this Amendment.

     6. Exhibit III is replaced by the attached Plans of Insurance with the appropriate effective dates. In addition, it is agreed that all new plans of Company's permanent insurance, including variable products, shall be eligible plans of insurance to be ceded under this Reinsurance Agreement, unless the Reinsurer elects in writing not to participate in the coverage for a newly designed permanent term plan within 20 days after receiving requisite plan information which Company must provide to Reinsurer at least 25 days prior to commencing cessions to Reinsurer. Such new plans shall use the appropriate reinsurance rates then being used for new policies reinsured under the Reinsurance Agreement, unless the parties amend this Agreement in writing providing another set of reinsurance rates to be applicable for the new plan of insurance.

Except as herein specified, all the terms and conditions of the Reinsurance Agreement shall apply, and this amendment is to be added to and made part of the aforesaid Agreement.



Security-Connecticut Life Insurance Company

By: /s/  Bruce Loughran
    ---------------------------------------

Title:   Second V.P. and Actuary
    ---------------------------------------

Attest:
        -----------------------------------

By: /s/  Eric Swan
    ---------------------------------------

Title:   Assistant Actuary
    ---------------------------------------



ReliaStar Life Insurance Company of New York

By: /s/  William Bonneville
    ---------------------------------------

Title:   Executive Vice President
    ---------------------------------------

Attest:
         ----------------------------------

By: /s/  Kenneth Quenstedt
    ---------------------------------------

Title:   AVP - IS
    ---------------------------------------

                                    EXHIBIT I

                           Effective November 1, 2001



                 RETENTION LIMITS APPLICABLE TO PERMANENT POOL:


                                    $300,000




                 AUTOMATIC BINDING APPLICABLE TO PERMANENT POOL:


                  Automatic Binding Capacity - Individual Life



------------------- ----------------- ----------------- ----------------- ----------------- -----------------
      Rating          Ages - 0-75          Rating         Ages - 76-80         Rating         Ages - 81-85
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
     Standard          50,000,000         Standard         30,000,000         Standard         25,000,000
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
   Table 1 - 6         50,000,000        Table 1-4         30,000,000        Table 1-2         25,000,000
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
   Table 7 - 16        35,000,000       Tables 5-16            0             Table 3-16            0
------------------- ----------------- ----------------- ----------------- ----------------- -----------------




              Automatic Binding Capacity - Survivorship/Joint Life*

--------------------- --------------------------- ----------------- -------------------------- --------------- -------------------
       Rating             Oldest Ages - 0-75           Rating          Oldest Age - 76-80          Rating        Oldest Ages -
                                                                                                                     81-85
--------------------- --------------------------- ----------------- -------------------------- --------------- -------------------
      Standard                50,000,000              Standard             30,000,000             Standard         25,000,000
--------------------- --------------------------- ----------------- -------------------------- --------------- -------------------
    Table 1 - 6               50,000,000             Table 1-4             30,000,000            Table 1-2         25,000,000
--------------------- --------------------------- ----------------- -------------------------- --------------- -------------------
      Table 7+                35,000,000             Tables 5+                  0                 Table 3+             0
--------------------- --------------------------- ----------------- -------------------------- --------------- -------------------


*Refer to Individual Life Automatic Binding Capacity Chart when one life is uninsurable.

                                   EXHIBIT II


                                Reinsurance Rates


              Super
            Preferred       Preferred      Standard      Preferred     Standard
Duration   Non-Tobacco     Non-Tobacco    Non-Tobacco     Tobacco       Tobacco

1             .00             .00            .00            .00           .00

2+            .90             .94           1.02           1.09          1.19

                                   EXHIBIT III

                               Plans of Insurance


Omitted.

                                 AMENDMENT XVIII


                            Effective October 1, 2003

Amendment XVIII to the Automatic Reinsurance Agreement, effective April 1, 1984, between Security-Connecticut Life Insurance Company (Reinsurer) and ReliaStar Life Insurance Company of New York (Company).

Effective October 1, 2003, Security-Connecticut Life Insurance Company has been merged with ReliaStar Life Insurance Company and thereafter ReliaStar Life
Insurance Company will assume all the business of Security-Connecticut Life Insurance Company reinsured under the Automatic Reinsurance Agreement effective April 1, 1984 between Security-Connecticut Life Insurance Company and ReliaStar Life Insurance Company of New York.

All of the rights accorded to and duties, obligations and liabilities assumed by Security-Connecticut Life Insurance Company under the Agreement shall be accorded to and assumed by ReliaStar Life Insurance Company as if ReliaStar Life Insurance Company had been the original party to the Reinsurance Agreement instead of Security-Connecticut Life Insurance Company.

The terms and conditions of the Agreement are not changed in any way except as stated herein.

Amendment XVIII shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns.

In witness of the above, ReliaStar Life and ReliaStar Life of New York have by their respective officers executed and delivered this Amendment XVIII in duplicate on the dates indicated below, with an Effective Date of October 1, 2003.


RELIASTAR LIFE INSURANCE COMPANY             RELIASTAR LIFE INSURANCE COMPANY
                                                OF NEW YORK

By: /s/  Richard Lau                         By: /s/  Richard Lau
    ----------------------------                 -------------------------------
         Richard Lau                                  Richard Lau

Title:   Vice President                      Title:   Vice President
    ----------------------------                 -------------------------------

Date:    2/25/04                             Date:    2/25/04
    ----------------------------                 -------------------------------

Attest: /s/  Mary Broesch                    Attest:  /s/  Mary Broesch
        ------------------------                      --------------------------
             Mary Broesch                                  Mary Broesch

Title:       Vice President                  Title:        Vice President
             -------------------                           ---------------------

Date:        2/25/04                         Date:         2/25/04
             -------------------                           ---------------------

                                  AMENDMENT XIX

                             Effective March 1, 2001


Amendment XIX to the Automatic Reinsurance  Agreement,  effective April 1, 1984,
between  ReliaStar  Life  Insurance  Company   (Reinsurer)  and  ReliaStar  Life
Insurance Company of New York (Company).

It is hereby agreed that effective on and after the March 1, 2001 under the above mentioned Reinsurance Agreement, Exhibit III is amended with the attached.

Except as herein specified, all the terms and conditions of the Reinsurance Agreement shall apply, and this Amendment is to be added to and made part of the aforesaid Agreement.

In witness of the above, ReliaStar Life and ReliaStar Life of New York have by their respective officers executed and delivered this Amendment XIX in duplicate on the dates indicated below, with an Effective Date of March 1, 2001.


RELIASTAR LIFE INSURANCE COMPANY             RELIASTAR LIFE INSURANCE COMPANY
                                                OF NEW YORK

By: /s/  Richard Lau                         By: /s/  Richard Lau
    ----------------------------                 -------------------------------
         Richard Lau                                  Richard Lau

Title:   Vice President                      Title:   Vice President
    ----------------------------                 -------------------------------

Date:    2/25/04                             Date:    2/25/04
    ----------------------------                 -------------------------------

Attest: /s/  Mary Broesch                    Attest:  /s/  Mary Broesch
        ------------------------                      --------------------------
             Mary Broesch                                  Mary Broesch

Title:       Vice President                  Title:        Vice President
             -------------------                           ---------------------

Date:        2/25/04                         Date:         2/25/04
             -------------------                           ---------------------

                                   EXHIBIT III

                               Plans of Insurance




            Plan Name                 Policy Form Number            Effective Date           Termination Date
--------------------------------------------------------------------------------------------------------------------
Economy Life                                10640NY                  April 1, 1984
--------------------------------------------------------------------------------------------------------------------
Security 21                                 10780NY                  April 1, 1984           April 1, 1990
--------------------------------------------------------------------------------------------------------------------
One/Five Year R&C                           10860NY                  April 1, 1984
--------------------------------------------------------------------------------------------------------------------
Life Paid Up at 95                          10850NY                  April 1, 1984
--------------------------------------------------------------------------------------------------------------------
Designer Life                               10840NY                  April 1, 1984
--------------------------------------------------------------------------------------------------------------------
Designer Life Plus                          10890NY                  October 1, 1985         December 1, 1987
--------------------------------------------------------------------------------------------------------------------
Designer Life III                           10980NY                  August 1, 1985          December 1, 1987
--------------------------------------------------------------------------------------------------------------------
New Life II/Plus                            10960NY                  February 1, 1986        December 1, 1987
--------------------------------------------------------------------------------------------------------------------
New Life I                                  10970NY                  February 1, 1986        December 1, 1987
--------------------------------------------------------------------------------------------------------------------
Premier Design                              11060NY                  January 1, 1988
--------------------------------------------------------------------------------------------------------------------
Guarantee Life                              11220NY                  January 1, 1991
--------------------------------------------------------------------------------------------------------------------
Joint Design                                11260NY                  June 1, 1992
--------------------------------------------------------------------------------------------------------------------
Estate Design                               11400NY                  November 1, 1992
--------------------------------------------------------------------------------------------------------------------
Design UL                                B-UL-1195-97                April 1, 2000
--------------------------------------------------------------------------------------------------------------------
Variable Estate Design NY                   85-438                   February 1, 2001
--------------------------------------------------------------------------------------------------------------------
Select Life NY II                           86-025                   March 1, 2001
--------------------------------------------------------------------------------------------------------------------
Design UL (2001)                           1132R NY                  March 1, 2001
--------------------------------------------------------------------------------------------------------------------


                                  AMENDMENT XX

                           Effective February 1, 2002


Amendment XX to the Automatic  Reinsurance  Agreement,  effective April 1, 1984,
between  ReliaStar  Life  Insurance  Company   (Reinsurer)  and  ReliaStar  Life
Insurance Company of New York (Company).

It is hereby agreed that effective on and after the February 1, 2002 under the above mentioned Reinsurance Agreement, Exhibit III is amended with the attached.

Except as herein specified, all the terms and conditions of the Reinsurance Agreement shall apply, and this Amendment is to be added to and made part of the aforesaid Agreement.

In witness of the above, ReliaStar Life and ReliaStar Life of New York have by their respective officers executed and delivered this Amendment XX in duplicate on the dates indicated below, with an Effective Date of February 1, 2002.


RELIASTAR LIFE INSURANCE COMPANY             RELIASTAR LIFE INSURANCE COMPANY
                                                OF NEW YORK

By: /s/  Richard Lau                         By: /s/  Richard Lau
    ----------------------------                 -------------------------------
         Richard Lau                                  Richard Lau

Title:   Vice President                      Title:   Vice President
    ----------------------------                 -------------------------------

Date:    6/11/04                             Date:    6/11/04
    ----------------------------                 -------------------------------

Attest: /s/  Mary Broesch                    Attest:  /s/  Mary Broesch
        ------------------------                      --------------------------
             Mary Broesch                                  Mary Broesch

Title:       Vice President                  Title:        Vice President
             -------------------                           ---------------------

Date:        6/11/04                         Date:         6/11/04
             -------------------                           ---------------------

                                   EXHIBIT III

                               Plans of Insurance



Omitted.



---------------------------------------------------------------------------------------------------------------------
            Plan Name                  Policy Form Number           Effective Date            Termination Date
---------------------------------------------------------------------------------------------------------------------
Economy Life                                10640NY                 April 1, 1984
---------------------------------------------------------------------------------------------------------------------
Security 21                                 10780NY                 April 1, 1984             April 1, 1990
---------------------------------------------------------------------------------------------------------------------
One/Five Year R&C                           10860NY                 April 1, 1984
---------------------------------------------------------------------------------------------------------------------
Life Paid Up at 95                          10850NY                 April 1, 1984
---------------------------------------------------------------------------------------------------------------------
Designer Life                               10840NY                 April 1, 1984
---------------------------------------------------------------------------------------------------------------------
Designer Life Plus                          10890NY                 October 1, 1985           December 1, 1987
---------------------------------------------------------------------------------------------------------------------
Designer Life III                           10980NY                 August 1, 1985            December 1, 1987
---------------------------------------------------------------------------------------------------------------------
New Life II/Plus                            10960NY                 February 1, 1986          December 1, 1987
---------------------------------------------------------------------------------------------------------------------
New Life I                                  10970NY                 February 1, 1986          December 1, 1987
---------------------------------------------------------------------------------------------------------------------
Premier Design                              11060NY                 January 1, 1988
---------------------------------------------------------------------------------------------------------------------
Guarantee Life                              11220NY                 January 1, 1991
---------------------------------------------------------------------------------------------------------------------
Joint Design                                11260NY                 June 1, 1992
---------------------------------------------------------------------------------------------------------------------
Estate Design                               11400NY                 November 1, 1992
---------------------------------------------------------------------------------------------------------------------
Design UL                                 B-UL-1195-97              April 1, 2000
---------------------------------------------------------------------------------------------------------------------
Variable Estate Design NY                    85-438                 February 1, 2001
---------------------------------------------------------------------------------------------------------------------
Select Life NY II                            86-025                 March 1, 2001
---------------------------------------------------------------------------------------------------------------------
Design UL (2001)                            1132R NY                March 1, 2001
---------------------------------------------------------------------------------------------------------------------
Premier Design                              1135R NY                February 1, 2002
---------------------------------------------------------------------------------------------------------------------


                                  AMENDMENT XXI

                              Effective May 1, 2004

Amendment XIX to the Automatic Reinsurance  Agreement,  effective April 1, 1484,
between  ReliaStar  Life  Insurance  Company   (Reinsurer)  and  ReliaStar  Life
Insurance Company of New York (Company).

The parties hereby agree to append Exhibit I of the above referenced agreement for new business written on or after May 1, 2004 as follows:

A.   Automatic Binding Limits

                       Aviation* and Professional Sports Risks
 -------------------------------------------------------------------------------
        Rating            Ages 0-75          Ages 76-80         Ages 81-85
 -------------------------------------------------------------------------------
       Standard          $25,000,000        $15,000,000         $12,500,000
 -------------------------------------------------------------------------------
      Tables 1-2         $25,000,000        $15,000,000         $12,500,000
 -------------------------------------------------------------------------------
      Tables 3-4         $25,000,000        $15,000,000             $0
 -------------------------------------------------------------------------------
      Tables 5-6         $25,000,000             $0                 $0
 -------------------------------------------------------------------------------
      Tables 7-16         $17,500,000            $0                 $0
 -------------------------------------------------------------------------------

*Aviation Exclusion Rider (AER) required for ages under l6 and above 75.

The parties hereby agree to amend Exhibit I of the above referenced agreement for new business written on or after May 1, 2004 as follows:

B.   Jumbo Limit

As it is known to Company at issue, the total then inforce plus the total amount applied for, using the largest scheduled death benefit applied for on the life may not be in excess of $65,000,000 on any one life.

Except as herein specified, all the terms and conditions of the Reinsurance Agreement shall apply, and this Amendment is to be added to and made part of the aforesaid Agreement.

In witness of the above, ReliaStar Life and ReliaStar Life of New York have by their respective officers executed and delivered this Amendment XXI in duplicate on the dates indicated below, with an Effective

RELIASTAR LIFE INSURANCE COMPANY             RELIASTAR LIFE INSURANCE COMPANY
                                                OF NEW YORK

By: /s/  Richard Lau                         By: /s/  Richard Lau
    ----------------------------                 -------------------------------
         Richard Lau                                  Richard Lau

Title:   Vice President                      Title:   Vice President
    ----------------------------                 -------------------------------

Date:    6/17/04                             Date:    6/17/04
    ----------------------------                 -------------------------------

Attest: /s/  Mary Broesch                    Attest:  /s/  Mary Broesch
        ------------------------                      --------------------------
             Mary Broesch                                  Mary Broesch

Title:       Vice President                  Title:        Vice President
             -------------------                           ---------------------

Date:        6/17/04                         Date:         6/17/04
             -------------------                           ---------------------

                                 AMENDMENT XXII

                             Effective June 30, 2004


Amendment XXII to the Automatic Reinsurance Agreement,  effective April 1, 1984,
between  ReliaStar  Life  Insurance  Company   (Reinsurer)  and  ReliaStar  Life
Insurance Company of New York (Company).

It is hereby agreed that effective on and after the June 30, 2004 under the above mentioned Reinsurance Agreement, Exhibit III is amended with the attached.

Except as herein specified, all the terms and conditions of the Reinsurance Agreement shall apply, and this Amendment is to be added to and made part of the aforesaid Agreement.

In witness of the above, ReliaStar Life and ReliaStar Life of New York have by their respective officers executed and delivered this Amendment XXII in duplicate on the dates indicated below, with an Effective Date of June 30, 2004.

RELIASTAR LIFE INSURANCE COMPANY             RELIASTAR LIFE INSURANCE COMPANY
                                                OF NEW YORK

By: /s/  Richard Lau                         By: /s/  Richard Lau
    ----------------------------                 -------------------------------
         Richard Lau                                  Richard Lau

Title:   Vice President                      Title:   Vice President
    ----------------------------                 -------------------------------

Date:    July 16, 2004                       Date:    July 16, 2004
    ----------------------------                 -------------------------------

Attest: /s/  Mary Broesch                    Attest:  /s/  Mary Broesch
        ------------------------                      --------------------------
             Mary Broesch                                  Mary Broesch

Title:       Vice President                  Title:        Vice President
             -------------------                           ---------------------

Date:        7/16/04                         Date:         7/16/04
             -------------------                           ---------------------

                                   EXHIBIT III


                               Plans of Insurance


-----------------------------------------------------------------------------------------------------------------------
             Plan Name                   Policy Form Number           Effective Date           Termination Date
-----------------------------------------------------------------------------------------------------------------------
Economy Life                                  I0640NY                 April 1, 1984
-----------------------------------------------------------------------------------------------------------------------
Security 21                                   10780NY                 April 1, 1984            April 1, 1990
-----------------------------------------------------------------------------------------------------------------------
One/Five Year R&C                             10860NY                 April 1, 1984
-----------------------------------------------------------------------------------------------------------------------
Life Paid Up at 95                            I0850NY                 April 1, 1984
-----------------------------------------------------------------------------------------------------------------------
Designer Life                                 10840NY                 April 1, 1984
-----------------------------------------------------------------------------------------------------------------------
Designer Life Plus                            10890NY                 October 1, 1985          December 1, 1987
-----------------------------------------------------------------------------------------------------------------------
Designer Life Ill                             10980NY                 August 1, 1985           December 1, 1987
-----------------------------------------------------------------------------------------------------------------------
New Life II/Plus                              10960NY                 February 1, 1986         December 1, 1987
-----------------------------------------------------------------------------------------------------------------------
New Life I                                    10970NY                 February 1, 1986         December 1, 1987
-----------------------------------------------------------------------------------------------------------------------
Premier Design                                11060NY                 January I, 1988
-----------------------------------------------------------------------------------------------------------------------
Guarantee Life                                11220NY                 January 1, 1991
-----------------------------------------------------------------------------------------------------------------------
Joint Design                                  11260NY                 June 1, 1992
-----------------------------------------------------------------------------------------------------------------------
Estate Design                                 11400NY                 November 1, 1992
-----------------------------------------------------------------------------------------------------------------------
Design UL                                   B-UL-1195-97              April 1, 2000
-----------------------------------------------------------------------------------------------------------------------
Variable Estate Design NY                      85-438                 February 1, 2001
-----------------------------------------------------------------------------------------------------------------------
Select Life NY II                              86-025                 March 1, 2001
-----------------------------------------------------------------------------------------------------------------------
Design UL (2001)                              1132R NY                March 1, 2001
-----------------------------------------------------------------------------------------------------------------------
Premier Design                                1135R NY                February 1, 2002
-----------------------------------------------------------------------------------------------------------------------
GPUL                                          1175R NY                June 30, 2004
-----------------------------------------------------------------------------------------------------------------------


                                 AMENDMENT XXIII

                            Effective October 1, 2004


Amendment XXIII to the Automatic Reinsurance Agreement, effective April 1, 1984,
between  ReliaStar  Life  Insurance  Company   (Reinsurer)  and  ReliaStar  Life
Insurance Company of New York (Company).

It is hereby agreed that effective on and after the October 1, 2004 under the above mentioned Reinsurance Agreement, Exhibit III is amended with the attached.

Except as herein specified, all the terms and conditions of the Reinsurance Agreement shall apply, and this Amendment is to be added to and made part of the aforesaid Agreement.

In witness of the above, ReliaStar Life Insurance Company and ReliaStar Life Insurance Company of New York have by their respective officers executed and delivered this Amendment XXIII in duplicate on the dates indicated below, with an Effective Date of October 1, 2004.


RELIASTAR LIFE INSURANCE COMPANY             RELIASTAR LIFE INSURANCE COMPANY
                                                OF NEW YORK

By: /s/ Richard Lau                          By: /s/  Richard Lau
    ----------------------------                 -------------------------------
        Richard Lau                                   Richard Lau

Title:  Vice President & Actuary             Title:   Vice President & Actuary
    ----------------------------                 -------------------------------

Date:   10/08/04                             Date:    10/08/04
    ----------------------------                 -------------------------------

Attest: /s/  Mary Broesch                    Attest:/s/ Mary Broesch
        ------------------------                      --------------------------
             Mary Broesch                               Mary Broesch

Title:       Vice President & Actuary        Title:     Vice President & Actuary
             ------------------------                   ------------------------

Date:        10/08/04                         Date:        10/08/04
             -------------------                           ---------------------

                                   EXHIBIT III

                               Plans of Insurance


----------------------------------------------------------------------------------------------------------------------------
             Plan Name                    Policy Form Number              Effective Date            Termination Date
----------------------------------------------------------------------------------------------------------------------------
Economy Life                                    10640NY                   April 1, 1984
----------------------------------------------------------------------------------------------------------------------------
Security 21                                     10780NY                   April 1, 1984             April 1, I990
----------------------------------------------------------------------------------------------------------------------------
One/Five Year R&C                               10860NY                   April 1, 1984
----------------------------------------------------------------------------------------------------------------------------
Life Paid Up at 95                              10850NY                   April 1, 1984
----------------------------------------------------------------------------------------------------------------------------
Designer Life                                   10840NY                   April 1, 1984
----------------------------------------------------------------------------------------------------------------------------
Designer Life Plus                              10890NY                   October 1, 1985           December 1, 1987
----------------------------------------------------------------------------------------------------------------------------
Designer Life III                               10980NY                   August 1, 1985            December 1, 1987
----------------------------------------------------------------------------------------------------------------------------
New Life II/Plus                                10960NY                   February 1, 1986          December 1, 1987
----------------------------------------------------------------------------------------------------------------------------
New Life I                                      10970NY                   February 1, 1986          December 1, 1987
----------------------------------------------------------------------------------------------------------------------------
Premier Design                                  11060NY                   January 1, 1988
----------------------------------------------------------------------------------------------------------------------------
Guarantee Life                                  11220NY                   January 1, 1991
----------------------------------------------------------------------------------------------------------------------------
Joint Design                                    11260NY                   June 1, 1992
----------------------------------------------------------------------------------------------------------------------------
Estate Design                                   11400NY                   November 1, 1992
----------------------------------------------------------------------------------------------------------------------------
Design UL                                    B-UL-1195-97                 April 1, 2000
----------------------------------------------------------------------------------------------------------------------------
Variable Estate Design NY                       85-438                    February 1, 2001
----------------------------------------------------------------------------------------------------------------------------
Select Life NY II                               86-025                    March 1, 2001
----------------------------------------------------------------------------------------------------------------------------
Design UL (2001)                               1132R NY                   March 1, 2001
----------------------------------------------------------------------------------------------------------------------------
Premier Design                                 1135R NY                   February 1, 2002
----------------------------------------------------------------------------------------------------------------------------
GPUL                                           1175R NY                   June 30, 2004
----------------------------------------------------------------------------------------------------------------------------
ING Capital Accumulator UL                      131906R                   October 1, 2004
----------------------------------------------------------------------------------------------------------------------------
Investor Elite                                  86-756                    October 1, 2004
----------------------------------------------------------------------------------------------------------------------------
Premier Design                                  86-810                    October 1, 2004
----------------------------------------------------------------------------------------------------------------------------
GPSUL                                           1176NY                    October 1, 2004
----------------------------------------------------------------------------------------------------------------------------


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


Date:    March 29, 2005
         -----------------

By       /s/  David A. Wheat
         ----------------------------------------------------------------
              David A. Wheat
              Director, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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


Date     March 29, 2005
         -------------------

By       /s/  James R. Gelder
         -----------------------------------------------------------------
              James R. Gelder
              Director and Chairman, President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

                                                                    Exhibit 32.1


                                  CERTIFICATION


Pursuant to 18 U.S.C. Section 1350, the undersigned officer of ReliaStar Life Insurance Company of New York (the "Company") hereby certifies that, to the officer's knowledge, the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      By  /s/ David A. Wheat
March 29, 2005                           ---------------------------------------
--------------                                David A. Wheat
   Date                                       Director, Senior Vice President
                                                and Chief Financial Officer

                                                                    Exhibit 32.2


                                  CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of ReliaStar Life Insurance Company of New York (the "Company") hereby certifies that, to the officer's knowledge, the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                         By /s/ James R. Gelder
March 29, 2005                              ------------------------------------
--------------                                  James R. Gelder
    Date                                        Director and Chairman, President
                                                  and Chief Executive Officer