Form 10-Q
period 2005-03-31
RELIASTAR LIFE INSURANCE CO OF NEW YORK
filed 2005-05-13
CIK 1163710

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005
                                    --------------

                                       OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,377,863 shares of Common Stock as of May 11, 2005, all of which were directly owned by ReliaStar Life Insurance Company.

NOTE: WHEREAS RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)
                  Form 10-Q for the period ended March 31, 2005



                                      INDEX
                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION  (Unaudited)

Item 1.    Financial Statements:
           Condensed Statements of Operations                                 3
           Condensed Balance Sheets                                           4
           Condensed Statements of Changes in Shareholder's Equity            6
           Condensed Statements of Cash Flows                                 7
           Notes to Condensed Financial Statements                            8

Item 2.    Management's Narrative Analysis of the Results of
             Operations and Financial Condition                              15

Item 4.    Controls and Procedures                                           25


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 26

Item 6.    Exhibits                                                          26

Signatures                                                                   28

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)


PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

                       Condensed Statements of Operations
                                   (Unaudited)
                                  (In millions)


                                                                                   Three months ended March 31,
                                                                                      2005               2004
                                                                                -----------------  -----------------
Revenues:
    Net investment income                                                            $ 29.8             $ 30.1
    Fee income                                                                         24.1               24.4
    Premiums                                                                           18.2               16.1
    Net realized capital gains                                                          1.1                5.5
    Other income                                                                        1.1                1.8
                                                                                -----------------  -----------------
Total revenue                                                                          74.3               77.9
                                                                                -----------------  -----------------
Benefits and expenses:
    Interest credited and other benefits
      to contractowners and policyholders                                              47.1               40.7
    Operating expenses                                                                 16.3               12.5
    Amortization of deferred policy acquisition costs
      and value of business acquired                                                    0.4                6.2
                                                                                -----------------  -----------------
Total benefits and expenses                                                            63.8               59.4
                                                                                -----------------  -----------------

Income before income taxes and cumulative effect
    of change in accounting principle                                                  10.5               18.5
Income tax expense                                                                      3.6                6.4
                                                                                -----------------  -----------------
Income before cumulative effect of change
    in accounting principle                                                             6.9               12.1
Cumulative effect of change in accounting principle,
    net of tax                                                                            -                0.8
                                                                                -----------------  -----------------
Net income                                                                           $  6.9             $ 12.9
                                                                                =================  =================


   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)

                            Condensed Balance Sheets
                        (In millions, except share data)



                                                                                     As of               As of
                                                                                   March 31,          December 31,
                                                                                      2005                2004
                                                                                -----------------   -----------------
                                                                                  (Unaudited)
Assets
Investments:
    Fixed maturities, available-for-sale, at fair value
      (amortized cost of $1,548.6 at 2005 and $1,553.2 at 2004)                    $  1,578.8           $ 1,613.1
    Equity securities, available-for-sale, at fair value (cost of
      $6.8 at 2005 and $6.9 at 2004)                                                      7.4                 7.6
    Mortgage loans on real estate                                                       211.6               213.0
    Policy loans                                                                         90.3                90.9
    Other investments                                                                    19.0                17.0
    Securities pledged (amortized cost of $173.7 at 2005 and $149.7 at 2004)            170.5               148.5
                                                                                -----------------   -----------------
Total investments                                                                     2,077.6             2,090.1
Cash and cash equivalents                                                                41.6                33.5
Short-term investments under securities loan agreement                                   72.9                49.0
Accrued investment income                                                                18.3                19.2
Reinsurance recoverable                                                                 106.7                84.2
Deferred policy acquisition costs                                                        83.2                77.7
Value of business acquired                                                               39.8                33.7
Due from affiliates                                                                       2.2                 1.4
Deferred income taxes                                                                    43.0                32.5
Other assets                                                                             14.6                13.2
Assets held in separate accounts                                                        537.2               537.7
                                                                                -----------------   -----------------
Total assets                                                                       $  3,037.1           $ 2,972.2
                                                                                =================   =================


   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)

                            Condensed Balance Sheets
                        (In millions, except share data)


                                                                                     As of               As of
                                                                                   March 31,          December 31,
                                                                                      2005                2004
                                                                                -----------------   -----------------
                                                                                  (Unaudited)
Liabilities and Shareholder's Equity
Policy liabilities and accruals                                                    $  1,803.6           $ 1,772.5
Due to affiliates                                                                         7.1                 5.1
Notes payable                                                                            11.0                 2.3
Borrowed money                                                                           99.7               100.4
Payable for securities purchased                                                         25.8                   -
Payables under securities loan agreement                                                 72.9                49.0
Current income taxes                                                                      5.2                16.2
Other liabilities                                                                        36.9                37.4
Liabilities related to separate accounts                                                537.2               537.7
                                                                                -----------------   -----------------
Total liabilities                                                                     2,599.4             2,520.6
                                                                                -----------------   -----------------
Shareholder's equity:
    Common stock (1,377,863 shares authorized, issued and outstanding,
      $2.00 per share value)                                                              2.8                 2.8
    Additional paid-in capital                                                        1,167.6             1,172.7
    Accumulated other comprehensive income                                               13.9                29.6
    Retained earnings (deficit)                                                        (746.6)             (753.5)
                                                                                -----------------   -----------------
Total shareholder's equity                                                              437.7               451.6
                                                                                -----------------   -----------------
Total liabilities and shareholder's equity                                         $  3,037.1           $ 2,972.2
                                                                                =================   =================

   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)

             Condensed Statements of Changes in Shareholder's Equity
                                   (Unaudited)
                                  (In millions)



                                                                      Accumulated
                                                      Additional         Other          Retained          Total
                                          Common       Paid-In       Comprehensive      Earnings      Shareholder's
                                          Stock        Capital          Income          (Deficit)        Equity
                                       ------------- ------------- ------------------ -------------- ----------------
Balance at December 31, 2003              $ 2.8       $ 1,200.1         $ 35.8         $ (784.1)         $ 454.6
Dividends to shareholder                      -            (6.8)             -                -             (6.8)
Comprehensive income:
    Net income                                -               -              -             12.9             12.9
    Other comprehensive income,
      net of tax:
      Unrealized gain on securities
        ($20.4 pretax)                        -               -           13.3                -             13.3
                                                                                                     ----------------
Comprehensive income                                                                                        26.2
                                       ------------- ------------- ------------------ -------------- ----------------
Balance at March 31, 2004                 $ 2.8       $ 1,193.3         $ 49.1         $ (771.2)         $ 474.0
                                       ============= ============= ================== ============== ================

Balance at December 31, 2004              $ 2.8       $ 1,172.7         $ 29.6         $ (753.5)         $ 451.6
Dividends to shareholder                      -            (5.2)             -                -             (5.2)
Comprehensive loss:
    Net income                                -               -              -              6.9              6.9
    Other comprehensive loss,
      net of tax:
      Unrealized loss on securities
        ($(24.1) pretax)                      -               -          (15.7)               -            (15.7)
                                                                                                     ----------------
Comprehensive loss                                                                                          (8.8)
                                                                                                     ----------------
Employee share based payments                 -             0.1              -                -              0.1
                                       ------------- ------------- ------------------ -------------- ----------------
Balance at March 31, 2005                 $ 2.8       $ 1,167.6         $ 13.9         $ (746.6)         $ 437.7
                                       ============= ============= ================== ============== ================


   The accompanying notes are an integral part of these financial statements.

                  ReliaStar Life Insurance Company of New York
         (A wholly-owned subsidiary of ReliaStar Life Insurance Company)

                            Statements of Cash Flows
                                   (Unaudited)
                                  (In millions)


                                                                                    Three months ended March 31,
                                                                                      2005               2004
                                                                                -----------------  ------------------
                                                                                                       (Restated)

Net cash provided by operating activities                                             $ 10.4              $ 51.3

Cash Flows from Investing Activities:
    Proceeds from the sale, maturity or redemption of:
      Fixed maturities, available-for-sale                                             536.8               719.3
      Mortgage loans on real estate                                                      5.5                 7.7
    Acquisition of:
      Fixed maturities, available-for-sale                                            (555.2)             (774.2)
      Mortgage loans on real estate                                                     (4.0)              (12.8)
    Other, net                                                                          (1.3)               (1.0)
                                                                                -----------------  ------------------
Net cash used for investing activities                                                 (18.2)              (61.0)
                                                                                -----------------  ------------------

Cash Flows from Financing Activities:
    Deposits received for investment contracts                                        $ 53.2              $ 52.7
    Maturities and withdrawals from investment contracts                               (40.1)              (40.3)
    Short-term borrowings, net                                                           8.0                 2.2
    Dividends to shareholder                                                            (5.2)               (6.8)
    Other                                                                                  -                (0.4)
                                                                                -----------------  ------------------
Net cash provided by financing activities                                               15.9                 7.4
                                                                                -----------------  ------------------
Net increase (decrease) in cash and cash equivalents                                     8.1                (2.3)
Cash and cash equivalents, beginning of period                                          33.5                10.5
                                                                                -----------------  ------------------
Cash and cash equivalents, end of period                                              $ 41.6              $  8.2
                                                                                =================  ==================


   The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

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

     The condensed financial statements and notes as of March 31, 2005 and December 31, 2004 and for the three month periods ended March 31, 2005 and 2004 ("interim periods") have been prepared in accordance with generally accepted accounting principles in the United States and are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company's 2004 Annual Report on Form 10-K. The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

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

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Reclassifications

     Certain   reclassifications   have  been  made  to  prior  year   financial
     information  to conform to the current year  classifications  (see footnote
     8).

     Significant Accounting Policies

     For a description of significant accounting policies, see Note 1 to the Financial Statements included in the Company's 2004 Annual Report on Form 10-K.


2.   Recently Adopted Accounting Standards

     Share-Based Payment

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard ("FAS") No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), which requires all share-based payments to employees be recognized in the financial statements based upon the fair value. As a result of Securities and Exchange Commission ("SEC") Release No. 33-8568: Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment", adopted on April 14, 2005, FAS 123R is effective at the beginning of the first annual period beginning after June 15, 2005 for registrants. Earlier adoption is encouraged. FAS 123R provides two transition methods, modified-prospective and modified-retrospective.

     The Company early adopted the provisions of FAS 123R on January 1, 2005, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized in the first three months of 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value in accordance with the provisions of FAS 123R. Results for prior periods are not restated. Prior to January 1, 2005, the Company applied the intrinsic value-based provisions set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations, as permitted by FAS No.
     123. No stock based employee compensation cost was recognized in the Statement of Operations during 2004, as all options granted during the year had an exercise price equal to the market value of the underlying common stock on the date of grant. All shares granted during 2005 and 2004 were those of ING, the Company's ultimate parent. As a result of adopting FAS 123R, there was a minimal reduction to the Company's income before income taxes and net income for the three months ended March 31, 2005.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     Accounting   and   Reporting   by   Insurance   Enterprises   for   Certain
     Nontraditional Long-Duration Contracts and for Separate Accounts

     The Company adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," on January 1, 2004. The Company determined that it was affected by the SOP's requirements to establish additional liabilities for certain guaranteed benefits and products with patterns of cost of insurance charges resulting in losses in later policy durations from the insurance benefit function and to defer, amortize, and recognize separately, sales inducements to contractowners and policyholders.

     In the fourth quarter of 2004, the Company implemented Technical Practice Aid 6300.05 - 6300.08, "Q&As Related to the Implementation of SOP 03-1, `Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts"' (the "TPA"). The TPA was implemented retroactive to the original implementation date of SOP 03-1, January 1, 2004 and reported as an adjustment to the SOP 03-1 cumulative effect of change in accounting principle.

     The adoptions of SOP 03-1 and the TPA resulted in a cumulative effect of a change in accounting principles of $1.2, before tax or $0.8, net of $0.4 of income taxes, and increased 2004 net income of $4.0, approximately $1.0 in each quarter.

     In addition, on July 1, 2004, the Company adopted the Financial Accounting Standards Board ("FASB") Staff Position No. FAS 97-1 ("FSP FAS 97-1"), "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, `Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,' Permit or Require Accrual of an Unearned Revenue Liability," effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004.


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

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

     The amortization methodology used for DAC and VOBA varies by product type. FAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" ("FAS No. 97"), applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, DAC and VOBA are amortized, with interest, over the life of the related contracts (usually 25 years) in relation to the present value of estimated future gross profits from investment, mortality, and expense margins; asset-based fees, policy administration, and surrender charges; less policy maintenance fees and non-capitalized commissions, as well as realized gains and losses on investments.

     FAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("FAS No. 60"), applies to traditional life insurance products, primarily traditional whole life and term life insurance contracts. Under FAS No. 60, DAC and VOBA are amortized over the premium payment period, in proportion to the premium revenue recognized.

     Activity for the three months ended March 31, 2005 and 2004, within VOBA was as follows:

                                                                     2004
                                                               -----------------
     Balance at December 31, 2003                                  $ 36.4
        Adjustment for FAS No. 115                                    1.5
        Additions                                                     0.6
        Interest accrued at 5% - 7%                                   0.7
        Amortization                                                (18.0)
                                                               -----------------
     Balance at March 31, 2004                                     $ 21.2
                                                               =================

                                                                     2005
                                                               -----------------
     Balance at December 31, 2004                                  $ 33.7
        Adjustment for FAS No. 115                                    7.4
        Additions                                                     0.2
        Interest accrued at 5% - 7%                                   0.7
        Amortization                                                 (2.2)
                                                               -----------------
     Balance at March 31, 2005                                     $ 39.8
                                                               =================


4.   Income Taxes

     The effective tax rates for the three months ended March 31, 2005 and 2004, were 34.3% and 34.6%, respectively. These rates approximate the federal income tax rate of 35.0%.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------


5.   Financing Agreements

     The Company maintains a revolving loan agreement with SunTrust Bank, Atlanta (the "Bank"). Under this agreement, which is due on demand, the Company can borrow up to $30.0 from the Bank. Interest on any borrowing accrues at an annual rate equal to a rate quoted by the Bank to the Company for the borrowing. Under the agreement, the Company did not incur significant interest expense for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005 and December 31, 2004, the Company had $11.0 and $2.3 balances payable to the Bank, respectively. The outstanding balance of $11.0 at March 31, 2005 was repaid on April 4, 2005.


6.   Commitments and Contingent Liabilities

     Commitments

     Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At March 31, 2005 and December 31, 2004, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $13.6 and $15.4, respectively.

     Litigation

     The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitrations, suits against the Company sometimes include claims for substantial compensatory, consequential, or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company's operations or financial position.

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)
Notes to Condensed Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)
--------------------------------------------------------------------------------

7.   Accumulated Other Comprehensive Income

     Shareholder's equity included the following accumulated other comprehensive income (loss):


                                                                           As of March 31,
                                                                      2005               2004
                                                               -----------------  ------------------
     Net unrealized capital gains:
         Fixed maturities                                           $ 27.0              $ 96.9
         Equity securities                                             0.6                 0.2
         DAC/VOBA                                                     (6.4)              (19.7)
                                                               -----------------  ------------------
     Subtotal                                                         21.2                77.4
     Less: Deferred income taxes                                       7.3                27.1
                                                               -----------------  ------------------
     Net unrealized capital gains                                     13.9                50.3
     Other                                                               -                (1.2)
                                                               -----------------  ------------------
     Net accumulated other comprehensive
         income                                                     $ 13.9              $ 49.1
                                                               =================  ==================


     Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities, including securities pledged, were as follows:


                                                                   Three months ended March 31,
                                                                     2005                2004
                                                               -----------------   -----------------
     Unrealized holding (losses) gains arising
         the year (1)                                             $ (13.9)             $ 16.4
     Less: reclassification adjustment for gains
         (losses) and other items included in
         net income (2)                                               1.8                 3.1
                                                               -----------------   -----------------
     Net unrealized (losses) gains on securities                  $ (15.7)             $ 13.3
                                                               =================   =================

     (1) Pretax unrealized holding (losses) gains were $(21.3) and $25.1, for the three months ended March 31, 2005 and 2004, respectively.
     (2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $2.8 and $4.7, for the three months years ended March 31, 2005 and 2004, respectively.

8.   Reclassifications and Changes to Prior Year Presentation

     During the three months ended March 31, 2005, certain changes were made to the Statements of Cash Flows for the three months ended March 31, 2004 to reflect the correct balances primarily related to short-term investments and short-term loans. As a result of these adjustments, the Company has labeled the Statement of Cash Flows for the three months ended March 31, 2004 as restated. The following summarizes the adjustments:


                                                    Previously
     Three months ended March 31, 2004               Reported      Adjustment    Restated
                                                   ------------  -------------  -----------
     Net cash provided by operating activities       $  48.3       $   3.0       $  51.3
     Net cash used for investing activities           (178.6)        117.6         (61.0)
     Net cash provided by financing activities         127.9        (120.5)          7.4


Item 2. Management's Narrative Analysis of the Results of Operations and Financial Condition
          (Dollar amounts in millions, unless otherwise stated).

          Overview

          The following narrative analysis presents a review of the results of operations of ReliaStar Life Insurance Company of New York ("RLNY" or the "Company") for the three-month periods ended March 31, 2005 and 2004 and of the financial condition as of March 31, 2005 and December 31, 2004. This review should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the "Management's Narrative Analysis of the Results of Operations and Financial Condition" section included in the Company's 2004 Annual Report on Form 10-K.

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

          Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law, and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments, and industry consolidation. Others may relate to the Company specifically, such as litigation, regulatory action, and risks associated with the Company's investment portfolio, such as change in credit quality, price volatility and liquidity. Investors are also directed to consider other risks and uncertainties discussed in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

          Results of Operations

          Income: Income before cumulative effect of change in accounting principles decreased by $5.2 to $6.9 for three months ended March 31, 2005 from $12.1 for three months ended March 31, 2004. The decrease in net income was primarily related to lower capital gains, higher benefits cost and operating expenses, partially offset by a decrease in the amortization of DAC/VOBA.

          Net Investment Income: Net investment income decreased by $0.3 to $29.8 for three months ended March 31, 2005 from $30.1 for three months ended March 31, 2004. The decrease is primarily due to lower investment yields experienced in 2005.

          Fee Income: Fee income is primarily generated through cost of insurance charges assessed to policyholders and contractowners. Fee income decreased by $0.3 to $24.1 for three months ended March 31, 2005 from $24.4 for three months ended March 31, 2004 primarily due to lower margins on retirement products.

          Premiums: Premiums increased by $2.1 to $18.2 for three months ended March 31, 2005 from $16.1 for three months ended March 31, 2004. The increase was primarily due to higher sales of group products.

          Net Realized Capital Gains: Net realized capital gains decreased by $4.4 to $1.1 for three months ended March 31, 2005 from $5.5 for three months ended March 31, 2004. The reduction in net realized gains was primarily due to the increasing interest rate environment in 2005 that negatively affected the market value of fixed maturities and led to lower realized gains upon sales.

          Interest   Credited   and  Other   Benefits  to   Contractowners   and
          Policyholders: Interest credited and other benefits to contractowners and policyholders increased by $6.4 to $47.1 for three months ended March 31, 2005 from $40.7 for three months ended March 31, 2004. The increase is primarily related to the release of reserves on discontinued group products in the first quarter of 2004.

          Operating Expenses: Operating expenses increased by $3.8 to $16.3 for three months ended March 31, 2005 from $12.5 for three months ended March 31, 2004. The increase in operating expenses is primarily related to the lower percentage of commission deferrals on life products and the higher strategic spending related to the implementation of Sarbanes-Oxley Act of 2002 and sales and marketing.

          Amortization of DAC and VOBA: Amortization of DAC and VOBA decreased by $5.8 to $0.4 for three months ended March 31, 2005 from $6.2 for three months ended March 31, 2004. The reduction in DAC and VOBA amortization is primarily related to the continued use of lower amortization rates resulted from the assumption changes that took place in the second half of 2004 and disclosed in the Company's 2004 annual report on the Form 10-K. In addition, in the first quarter of 2004, the Company identified the overstatement of DAC/VOBA of $4.5 before taxes. The overstatement was fully amortized in the first quarter of 2004 and disclosed in the Company's quarterly report on the Form 10-Q for the period ended March 31, 2004.

          Critical Accounting Policies

          There have been no material changes to the Company's critical accounting policies since the filing of the Company's 2004 Form 10-K Annual Report.


          Financial Condition

          Investments

          Investment Strategy

          The Company's investment strategy for its general account investments involves diversification by asset class, and seeks to add economic diversification and to reduce the risks of credit, liquidity, and embedded options within certain investment products, such as convexity risk on collateralized mortgage obligations and call options. The investment management function is centralized under ING Investment Management, LLC ("IIM"), an affiliate of the Company, pursuant to an investment advisory agreement. Separate portfolios are established for each general type of product within RLNY.

          Portfolio Composition

          The following table presents the investment portfolio at March 31, 2005 and December 31, 2004:


                                                            2005                           2004
                                                 ----------------------------   ----------------------------
                                                  Carrying Value       %         Carrying Value       %
                                                 -----------------  ---------   -----------------  ---------
          Fixed maturities, including
              securities pledged                     $ 1,749.3        84.2%         $ 1,761.6        84.3%
          Equity securities                                7.4         0.4%               7.6         0.4%
          Mortgage loans on real estate                  211.6        10.2%             213.0        10.2%
          Policy loans                                    90.3         4.3%              90.9         4.3%
          Other investments                               19.0         0.9%              17.0         0.8%
                                                 -----------------  ---------   -----------------  ---------
                                                     $ 2,077.6       100.0%         $ 2,090.1       100.0%
                                                 =================  =========   =================  =========

          Fixed Maturities

          Fixed maturities available-for-sale as of March 31, 2005, were as follows:


                                                                              Gross          Gross
                                                             Amortized      Unrealized     Unrealized       Fair
                                                                Cost          Gains          Losses        Value
                                                            -------------  -------------  ------------- -------------
          Fixed maturities:
          U.S. government and government
              agencies and authorities                       $    79.7         $  0.6         $  0.4     $    79.9
          States, municipalities and political
              subdivisions                                         1.5            0.1              -           1.6

          U.S. corporate securities:
              Public utilities                                   154.8            5.6            1.9         158.5
              Other corporate securities                         665.0           25.0            8.7         681.3
                                                            -------------  -------------  ------------- -------------
                Total U.S. corporate securities                  819.8           30.6           10.6         839.8
                                                            -------------  -------------  ------------- -------------
          Foreign securities:
              Government                                           6.9            0.5            0.1           7.3
              Other                                              171.4            5.6            3.5         173.5
                                                            -------------  -------------  ------------- -------------
                Total foreign securities                         178.3            6.1            3.6         180.8
                                                            -------------  -------------  ------------- -------------

          Residential mortgage-backed securities                 413.5            1.1            4.5         410.1
          Commercial mortgage-backed securities                  122.8            5.8            0.8         127.8
          Other asset-backed securities                          106.7            4.3            1.7         109.3
                                                            -------------  -------------  ------------- -------------
          Total fixed maturities, including
              fixed maturities pledged                         1,722.3           48.6           21.6       1,749.3
          Less: Fixed maturities pledged                         173.7            0.1            3.3         170.5
                                                            -------------  -------------  ------------- -------------
          Total fixed maturities                             $ 1,548.6         $ 48.5         $ 18.3     $ 1,578.8
                                                            =============  =============  ============= =============

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
                                                         ================  ================ ================  ================

          It is management's objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was an AA- at March 31, 2005 and A+ December 31, 2004. Ratings are calculated using a rating hierarchy that considers S&P, Moody's and internal ratings.

          Total fixed maturities by quality rating category including fixed maturities pledged to creditors, were as follows at March 31, 2005 and December 31, 2004:


                                                                    2005                          2004
                                                         ----------------------------  ---------------------------
                                                             Fair           % of            Fair          % of
                                                            Value           Total          Value          Total
                                                         -------------  -------------  ------------- -------------
          AAA                                               $   699.8        40.0%      $   670.6         38.1%
          AA                                                    104.6         6.0%           94.3          5.4%
          A                                                     403.0        23.0%          408.7         23.2%
          BBB                                                   480.6        27.5%          513.4         29.1%
          BB                                                     49.0         2.8%           59.9          3.4%
          B and below                                            12.3         0.7%           14.7          0.8%
                                                         -------------  -------------  ------------- -------------
          Total                                             $ 1,749.3       100.0%      $ 1,761.6        100.0%
                                                         =============  =============  ============= =============

          96.5% and 95.8% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at March 31, 2005 and December 31, 2004, respectively.

          Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

          Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at March 31, 2005 and December 31, 2004:


                                                                    2005                          2004
                                                         ----------------------------  ---------------------------
                                                             Fair           % of           Fair          % of
                                                            Value           Total          Value         Total
                                                         -------------  -------------  ------------- -------------
          U.S. Corporate                                    $   841.4        48.1%       $   891.2        50.6%
          Residential Mortgage-backed                           410.1        23.4%           373.9        21.2%
          Commercial/Multifamily Mortgage-backed                127.8         7.3%           126.9         7.2%
          Foreign (1)                                           180.8        10.3%           201.1        11.4%
          U.S. Treasuries/Agencies                               79.9         4.6%            56.4         3.2%
          Asset-backed                                          109.3         6.3%           112.1         6.4%
                                                          -------------  -------------  ------------- -------------
          Total                                             $ 1,749.3       100.0%       $ 1,761.6       100.0%
                                                          =============  =============  ============= =============

          (1)  Primarily U.S. dollar denominated

          The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company's shareholder's equity at March 31, 2005.

          Mortgage Loans

          Mortgage loans, primarily commercial mortgage loans, totaled $211.6 at March 31, 2005 and $213.0 at December 31, 2004. These loans are reported at amortized cost less impairment writedowns. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows, cash flows from the loan (discounted at the loan's effective interest rate), or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write down charged to realized loss. At March 31, 2005 and December 31, 2004, the Company had no allowance for mortgage loan credit losses.

          Unrealized Losses

          Fixed maturities, including securities pledged to creditors, comprise 84.2% and 84.3% of the Company's total investment portfolio at March 31, 2005 and December 31, 2004, respectively. Unrealized losses related to fixed maturities are analyzed in detail in the following tables.

          Fixed maturities, including securities pledged to creditors, in unrealized loss positions for Investment Grade ("IG") and Below Investment Grade ("BIG") securities by duration were as follows at March 31, 2005 and December 31, 2004:


                                                             2005                                      2004
                                           ----------------------------------------  ----------------------------------------
                                                     % of IG              % of IG              % of IG              % of IG
                                              IG     and BIG      BIG     and BIG       IG     and BIG     BIG      and BIG
                                           --------- ---------  --------- ---------  --------- --------- ---------  ---------
          Less than six months below
            amortized cost                 $ 10.9     50.4%      $ 0.2      0.9%      $ 2.7     28.1%     $   -       0.0%
          More than six months
            and less than twelve months
            below amortized cost              3.9     18.1%        0.1      0.5%        2.5     26.0%         -       0.0%
          More than twelve months
            below amortized cost              5.1     23.6%        1.4      6.5%        3.0     31.3%       1.4      14.6%
                                           --------- ---------  --------- ---------  --------- --------- ---------  ---------
          Total unrealized loss            $ 19.9     92.1%      $ 1.7      7.9%      $ 8.2     85.4%     $ 1.4      14.6%
                                           ========= =========  ========= =========  ========= ========= =========  =========

          Unrealized losses at March 31, 2005 were primarily related to interest rate movement or spread widening for other than credit-related reasons and to securities under the guidance prescribed by Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Securities affected by EITF Issue No. 99-20 include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized losses by duration and reason, along with the carrying amount of securities with unrealized losses at March 31, 2005:


                                                                      More than
                                                                      six months
                                                   Less than        and less than       More than
                                                   six months       twelve months     Twelve Months
                                                -----------------  ----------------- -----------------
          Interest rate or spread widening         $   6.5            $   3.1           $   5.0
          EITF Issue No. 99-20                         4.6                0.9               1.5
                                                -----------------  ----------------- -----------------
          Total unrealized loss                    $  11.1            $   4.0           $   6.5
                                                =================  ================= =================
          Carrying amount                          $ 672.6            $ 112.8           $ 102.4
                                                =================  ================= =================


          Fixed maturities, including securities pledged to creditors, in unrealized loss positions by market sector and duration were as follows at March 31, 2005:


                                                                      Commercial/
                                                         Residential  Multi-family               U.S.
                                                 U.S.    Mortgage-     Mortgage-               Treasuries/  Asset-
                                               Corporate   Backed        Backed      Foreign   Agencies     Backed     Total
                                               --------- -----------  -------------  --------- ----------  --------- -----------
          Less than six months below
            amortized cost                     $  5.6       $ 3.9         $ 0.4      $ 0.6      $ 0.3      $ 0.3      $ 11.1
          More than six month and less than
            twelve months below
            amortized cost                        1.8         0.5           0.1        1.1        0.1        0.4         4.0
          More than twelve months
            below amortized cost                  3.2         0.1           0.3        1.9          -        1.0         6.5
                                               --------- ----------- -------------  --------- ----------  --------- -----------
          Total unrealized loss                $ 10.6       $ 4.5         $ 0.8      $ 3.6      $ 0.4      $ 1.7      $ 21.6
                                               ========= =========== =============  ========= ==========  ========= ===========

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

          In addition, the Company invests in structured securities that meet the criteria of EITF Issue No. 99-20. Under EITF Issue No. 99-20, a determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company's ability to recover the investment. An impairment is recognized if the market value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

          When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

          The Company did not have any other-than-temporary impairments during the three months ended March 31, 2005 and 2004.

          Net Realized Capital Gains and Losses

          Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments. Net realized capital gains (losses) on investments were as follows:


                                                                   Three months ended March 31,
                                                                     2005               2004
                                                               -----------------  -----------------
          Fixed maturities                                          $ 1.0              $ 5.5
          Equity securities                                           0.1                  -
                                                               -----------------  -----------------
          Pretax net realized capital gains                         $ 1.1              $ 5.5
                                                               =================  =================
          After-tax net realized capital gains                      $ 0.7              $ 3.6
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

          The fixed account liabilities are supported by a general account portfolio principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company's asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

          Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. ("ING AIH"), a Delaware corporation and affiliate, whereby either party can borrow from the other up to 5% of RLNY's statutory admitted assets as of the preceding December 31. The Company also maintains a perpetual $30.0 revolving note facility with Bank of New York and a $30.0 revolving note facility with SunTrust Bank. At March 31, 2005 and December 31, 2004, the Company had a $11.0 and $2.3 balances payable to SunTrust Bank, respectively. The outstanding balance of $11.0 at March 31, 2005 was repaid on April 4, 2005. Aside from the payable to SunTrust, the Company had no other outstanding balances under any of these facilities as of March 31, 2005 and December 31, 2004. Management believes that these sources of liquidity are adequate to meet the Company's short-term cash obligations.

          Capital Contributions and Dividends

          The Company paid $5.2 and $6.8 in cash dividends to ReliaStar Life Insurance Company ("ReliaStar Life" or "Parent") during the three months ended March 31, 2005 and 2004, respectively.

          The Company did not receive capital contributions from its Parent during the three months ended March 31, 2005 and 2004.

          Recently Adopted Accounting Standards

          (See Recently Adopted Accounting Standards Footnote to the Condensed Financial Statements for further information.)

          Legislative Initiatives

          Legislative proposals which have been or are being considered by Congress include repealing the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material effect on life insurance, annuity, and other retirement savings product sales. The President has also established an advisory panel to study reform of the Internal Revenue Code. The panel is scheduled to report its findings and make recommendations to the Secretary of Treasury by the end of July, 2005. The recommendations of this panel, if enacted by Congress, could effect the tax treatment of life insurance companies and products. Legislation to restructure the Social Security System and expand private pension plan incentives also may be considered. Prospects for enactment and the ultimate effect of these proposals are uncertain.


Item 4.   Controls and Procedures

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is a party to threatened or pending lawsuits/arbitrations, arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitrations, suits against the Company sometimes include claims for substantial compensatory, consequential, or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations, will not have a materially adverse effect on the Company's operations or financial position.

          As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. This discussion should be read in conjunction with the "Other Regulatory Matters" section of "Management's Narrative Analysis of the Results of Operations and Financial Condition" included in the Company's 2004 Form 10-K Annual Report.


Item 6.   Exhibits

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

          10. Reciprocal Loan Agreement between RLNY and ING America Insurance Holdings, Inc., effective February 22, 2005.

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


                        ReliaStar Life Insurance Company of New York
                                        (Registrant)


May 11, 2005           By /s/ David A. Wheat
-------------             ------------------------------------------------------
   (Date)                     David A. Wheat
                              Director, Senior Vice President and
                              Chief Financial Officer
                              (Duly Authorized Officer and Principal Financial
                                 Officer)

                                                                     Exhibit 10.


                            RECIPROCAL LOAN AGREEMENT


This RECIPROCAL LOAN AGREEMENT (this "Agreement"), dated as of February 22, 2005, between ReliaStar Life Insurance Company of New York, a New York life insurance company ("RLNY" or "Company"), and ING America Insurance Holdings, Inc., a Delaware corporation ("INGAIH" or "Company") located at 1105 North Market Street, Wilmington, Delaware 19809 (collectively referred to as the "Companies").

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

     "Termination Date" shall mean February 21, 2006, or such earlier date as payment of the Obligations shall be due (whether by acceleration or otherwise).

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

     Section 2.2. Notice and Manner of Borrowing.

     (a) Whenever the Borrowing Company desires to borrow money hereunder, it shall prepare a written trade ticket of such borrowing or reborrowing (a "Request for Borrowing"). Such Request for Borrowing shall be prepared by an Authorized Person of the RTO prior to 6:00 p.m. (Wilmington, Delaware time). Any Request for Borrowing received after 6:00 p.m. shall be deemed received on the next Business Day.

     (b) A RTO manager shall determine if the requested funds are available and the interest rates in accordance with Section 2.3(a) of this Agreement (and related Interest Periods, if any) at which the Borrowing Company can borrow money in a principal amount equal to, and on the date of, the proposed borrowing or reborrowing described in each such Request for Borrowing, and shall notify the Lending Company of such interest rates and the related Interest Periods, if any, and the principal amount and maturity date of the proposed borrowing or reborrowing (a "Notice of Borrowing") by copy of the trade ticket no later than 6:00 p.m. (Wilmington, Delaware time) on the Business Day of the requested borrowing or reborrowing. The RTO shall promptly convey to the Borrowing Company the information contained in the Notice of Borrowing by copy of the trade ticket.

     (c) On the date of each borrowing, the Lending Company will make available the amount of such borrowing or reborrowing in immediately available funds to the Borrowing Company by depositing such amount in the account of the Borrowing Company by wire transfer via electronic funds transfer (EFT).

     (d) The RTO shall maintain on its books a control account for each Company in which shall be recorded (i) the amount of each Loan made hereunder to each such Company and the maturity date of each such Loan, (ii) the interest rate applicable with respect to each Loan, (iii) the amount of any principal, interest or fees due or to become due from each Borrowing Company with respect to the Loans, and (iv) the amount of any sum received by each Lending Company hereunder in respect of any such principal, interest or fees due on such Loans. The entries made in the RTO's control accounts shall be prima facie evidence, in the absence of manifest error, of the existence and amounts of Obligations therein recorded and any payments thereon.

     (e) The RTO shall account to each Company on a at least a quarterly basis with a statement of borrowings, interest rates, charges and payments made pursuant to this Agreement with respect to the Loans and Revolving Loan Commitment. An Authorized Person of the Companies shall review each quarterly accounting for accuracy within thirty days of receipt thereof from the RTO. Each such account rendered by the RTO shall be deemed final, binding and conclusive unless the RTO is notified by the Lending Company or the Borrowing Company within thirty days after the date the account is so rendered that either the Lending Company or the Borrowing Company disputes any item thereof.

     (f) The RTO shall be justified in assuming, for purposes of carrying out its duties and obligations under this Agreement, including, without limitation, its obligation to maintain accounts and provide accountings of the Loans pursuant to Section 2.2(d) and (e) above, that (1) Loans are disbursed by the Lending Company to the Borrowing Company in accordance with the terms of the Notice of Borrowing, (2) payments on the Loans are made to the Lending Company when due, and
          (3) no prepayments of any Loans prior to the date that they are due and payable under Section 2.4(a) have occurred, unless the RTO is otherwise notified by either Company of any such delayed disbursement, overdue payment, or receipt of a prepayment.

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

     Section 2.4. Repayment of Principal and Interest.

     (a) Repayment of the entire outstanding principal balance of the Loans shall be initiated no later than 12:00 p.m. (Wilmington, Delaware time) on the Business Day on which the Loan is due, together with all remaining accrued and unpaid interest thereon, unless an extension of no more than three additional days is authorized by the Lending Company.

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


                                   ING AMERICA INSURANCE HOLDINGS, INC.


                                   By:/s/ David S. Pendergrass
                                      ------------------------------------------
                                          David  S. Pendergrass

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


Date: May 11, 2005
      ------------

By       /s/   David A. Wheat
         -----------------------------------------------------------------
               David A. Wheat
               Director, Senior Vice President and Chief Financial Officer
               (Duly Authorized Officer and Principal Financial Officer)

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


Date May 11, 2005
     ------------

By   /s/   James R. Gelder
     ------------------------------------------------------------------
           James R. Gelder
           Director and Chairman, President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)