Form 10-Q
period 2005-06-30
RELIASTAR LIFE INSURANCE CO OF NEW YORK
filed 2005-08-15
CIK 1163710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to Commission file number: 333-114338
RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK (Exact name of registrant as specified in its charter)
New York (State or other jurisdiction of incorporation or organization) 1000 Woodbury Road, Suite 208, Woodbury, New York (Address of principal executive offices)	53-0242530 (IRS employer identification no.) 11797 (Zip code)
Registrant's telephone number, including area code (516) 682-8700

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,377,863 shares of Common Stock, as of August 11, 2005, all of which were directly owned by ReliaStar Life Insurance Company.

NOTE: WHEREAS RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Form 10-Q for the period ended June 30, 2005

INDEX
		PAGE
PART I.	FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Condensed Statements of Operations	3
	Condensed Balance Sheets	4
	Condensed Statements of Changes in Shareholder's Equity	6
	Condensed Statements of Cash Flows	7
	Notes to Condensed Financial Statements	8

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition	16

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	30

Item 6.	Exhibits	30

Signatures		32

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

PART I.	FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements

Condensed Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Net investment income	$ 29.1	$ 29.9	$ 58.3	$ 59.6
Fee income	25.7	23.9	50.8	50.0
Premiums	17.7	15.5	36.3	32.0
Net realized capital gains (losses)	5.9	(0.3)	7.0	5.2
Other income	-	-	0.1	0.2
Total revenue	78.4	69.0	152.5	147.0
Benefits and expenses:
Interest credited and other benefits
to contractowners	45.7	43.6	93.2	84.8
Operating expenses	16.0	14.6	31.7	26.7
Amortization of deferred policy acquisition
costs and value of business acquired	3.3	8.8	3.7	15.0
Total benefits and expenses	65.0	67.0	128.6	126.5
Income before income taxes and cumulative
effect of change in accounting principle	13.4	2.0	23.9	20.5
Income tax expense	4.7	0.7	8.3	7.1
Income before cumulative effect of change
in accounting principle	8.7	1.3	15.6	13.4
Cumulative effect of change in accounting
principle, net of tax	-	-	-	0.8
Net income	$ 8.7	$ 1.3	$ 15.6	$ 14.2

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $1,554.6 at 2005 and $1,553.2 at 2004)	$ 1,604.0	$ 1,613.1
Equity securities, available-for-sale, at fair value
(cost of $4.8 at 2005 and $6.9 at 2004)	5.5	7.6
Mortgage loans on real estate	205.9	213.0
Policy loans	90.5	90.9
Other investments	18.7	17.0
Securities pledged (amortized cost of $153.4 at 2005 and $149.7 at 2004)	153.2	148.5
Total investments	2,077.8	2,090.1
Cash and cash equivalents	10.2	33.5
Receivables for securities sold	72.1	-
Short-term investments under securities loan agreement	53.8	49.0
Accrued investment income	18.1	19.2
Reinsurance recoverable	86.7	84.2
Deferred policy acquisition costs	85.5	77.7
Value of business acquired	33.1	33.7
Due from affiliates	2.0	1.4
Deferred income taxes	33.1	32.5
Other assets	12.9	13.2
Assets held in separate accounts	569.3	537.7
Total assets	$ 3,054.6	$ 2,972.2

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2005	2004
	(Unaudited)
Liabilities and Shareholder's Equity
Policy liabilities and accruals	$ 1,792.0	$ 1,772.5
Payables for securities purchased	40.9	-
Payables under securities loan agreement	53.8	49.0
Borrowed money	100.4	100.4
Notes payable	-	2.3
Due to affiliates	7.6	5.1
Current income taxes	0.2	16.2
Other liabilities	38.5	37.4
Liabilities related to separate accounts	569.3	537.7
Total liabilities	2,602.7	2,520.6

Shareholder's equity:
Common stock (1,377,863 shares authorized, issued,
and outstanding; $2 per share value)	2.8	2.8
Additional paid-in capital	1,162.4	1,172.7
Accumulated other comprehensive income	24.6	29.6
Retained earnings (deficit)	(737.9)	(753.5)
Total shareholder's equity	451.9	451.6
Total liabilities and shareholder's equity	$ 3,054.6	$ 2,972.2

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Condensed Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2003	$ 2.8	$ 1,200.1	$ 35.8	$ (784.1)	$ 454.6
Comprehensive loss:
Net income				14.2	14.2
Other comprehensive loss,
net of tax:
Total net unrealized loss on
securities ($(32.7) pretax)			(21.2)		(21.2)
Total comprehensive loss					(7.0)
Dividends to shareholder		(13.6)			(13.6)
Balance at June 30, 2004	$ 2.8	$ 1,186.5	$ 14.6	$ (769.9)	$ 434.0

Balance at December 31, 2004	$ 2.8	$ 1,172.7	$ 29.6	$ (753.5)	$ 451.6
Comprehensive income:
Net income				15.6	15.6
Other comprehensive loss,
net of tax:
Total net unrealized loss on
securities ($(7.7) pretax)			(5.0)		(5.0)
Total comprehensive income					10.6
Employee share based payments		0.1			0.1
Dividends to shareholder		(10.4)			(10.4)
Balance at June 30, 2005	$ 2.8	$ 1,162.4	$ 24.6	$ (737.9)	$ 451.9

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Condensed Statements of Cash Flows

(Unaudited)

(In millions)

	Six months ended June 30,
	2005	2004
		(Restated)
Net cash provided by operating activities	$ 9.8	$ 35.4

Cash Flows from Investing Activities:
Proceeds from the sale, maturity or redemption of:
Fixed maturities, available-for-sale	1,047.2	1,328.9
Equity securities, available-for-sale	2.2	-
Mortgage loans on real estate	11.3	14.5
Acquisition of:
Fixed maturities, available-for-sale	(1,073.5)	(1,358.0)
Equity securities, available-for-sale	(0.1)	-
Mortgage loans on real estate	(4.0)	(12.8)
Other	(4.8)	(2.5)
Net cash used for investing activities	(21.7)	(29.9)

Cash Flows from Financing Activities:
Deposits received for investment contracts	94.0	110.5
Maturities and withdrawals from investment contracts	(92.7)	(94.2)
Short-term loans	(2.3)	19.7
Dividends to shareholder	(10.4)	(13.6)
Other	-	(0.4)
Net cash (used for) provided by financing activities	(11.4)	22.0
Net (decrease) increase in cash and cash equivalents	(23.3)	27.5
Cash and cash equivalents, beginning of period	33.5	10.5
Cash and cash equivalents, end of period	$ 10.2	$ 38.0

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

1.	Organization and Significant Accounting Policies

Basis of Presentation

ReliaStar Life Insurance Company of New York ("RLNY" or the "Company," as appropriate), is a stock life insurance company domiciled in the State of New York, and provides financial products and services in the United States. RLNY is authorized to conduct its insurance business in the District of Columbia and all states.

RLNY is a direct, wholly-owned subsidiary of ReliaStar Life Insurance Company ("ReliaStar Life"), which is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. ("Lion"), a Connecticut holding and management company. Lion is an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING"). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING".

The condensed financial statements and notes as of June 30, 2005 and December 31, 2004, and for the three and six month periods ended June 30, 2005 and 2004 ("interim periods"), have been prepared in accordance with generally accepted accounting principles in the United States and are unaudited.

The condensed financial statements reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows, for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company's 2004 Annual Report on Form 10-K. The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

Description of Business

The Company principally provides and distributes life insurance and related financial services products, including individual life insurance and annuities, employee benefit products and services, and retirement plans.

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

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications (see footnote 9).

Significant Accounting Policies

For a description of significant accounting policies, see Note 1 to the Financial Statements included in the Company’s 2004 Annual Report on Form 10-K.

2.	Recently Adopted Accounting Standards

Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights

In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 04-5: "Investor's Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights" ("EITF 04-5"), which states that the general partner in a limited partnership should presume that it controls and, thus, should consolidate the limited partnership, unless the limited partners have either (a) substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights. EITF 04-5 applies to limited partnerships that are not variable interest entities under FASB Interpretation No. 46(R): "Consolidation of Variable Interest Entities" ("FIN 46(R)"). EITF 04-5 is effective immediately for all new limited partnerships formed and for existing limited partnerships for which partnership agreements are modified after June 29, 2005, and is effective for all other limited partnerships at the commencement of the first reporting period beginning after December 15, 2005.

EITF 04-5 had no impact on the RLNY as of June 30, 2005, as the Company's investments in limited partnerships are generally considered variable interest entities under FIN 46(R), and are accounted for using the cost or equity method of accounting since the Company is not the primary beneficiary. Investments in limited partnerships are included in Other Investments on the Condensed Balance Sheets.

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

The Company early adopted the provisions of FAS 123R on January 1, 2005, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized in the first six months of 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1,2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value in accordance with the provisions of FAS 123R. Results for prior periods are not restated. Prior to January 1, 2005, the Company applied the intrinsic value-based provisions set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations, as permitted by FAS 123. No stock based employee compensation cost was recognized in the Statement of Operations during 2004, as all options granted during the year had an exercise price equal to the market value of the underlying common stock on the date of grant. All shares granted during 2005 and 2004 were those of ING, the Company's ultimate parent. As a result of adopting FAS 123R, there was a minimal reduction to the Company's net income for the three and six-month periods ended June 30, 2005.

Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

The Company adopted Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” on January 1, 2004. The Company determined that it was affected by the SOP's requirements to establish additional liabilities for certain guaranteed benefits and products with patterns of cost of insurance charges resulting in losses in later policy durations from the insurance benefit function and to defer, amortize, and recognize separately, sales inducements to contractowners and policyholders.

In the fourth quarter of 2004, the Company implemented Technical Practice Aid 6300.05 - 6300.08, “Q&As Related to the Implementation of SOP 03-1, ‘Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”’ (the "TPA"). The TPA was implemented retroactive to the original implementation date of SOP 03-1, January 1, 2004, and reported as an adjustment to the SOP 03-1 cumulative effect of change in accounting principle.

The adoptions of SOP 03-1 and the TPA resulted in a cumulative effect of a change in accounting principles of $1.2, before tax or $0.8, net of $0.4 of income taxes, and increased 2004 net income before tax of $4.0, approximately $1.0 in each quarter.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

In addition, on July 1, 2004, the Company adopted the Financial Accounting Standards Board ("FASB") Staff Position No. FAS 97-1 (“FSP FAS 97-1”), "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, 'Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,' Permit or Require Accrual of an Unearned Revenue Liability," effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004. The adoption of FSP FAS 97-1 did not have an impact on the Company's financial position, results of operations or cash flows.

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

The amortization methodology used for DAC and VOBA varies by product type. Universal life and investment-type products', such as fixed and variable deferred annuities, DAC and VOBA are amortized, with interest, over the life of the related contracts (usually 25 years) in relation to the present value of estimated future gross profits from investment, mortality, and expense margins; asset-based fees, policy administration, and surrender charges; less policy maintenance fees and non-capitalized commissions, as well as realized gains and losses on investments.

Traditional life insurance products', primarily traditional whole life and term life insurance contracts, DAC and VOBA are amortized over the premium payment period, in proportion to the premium revenue recognized.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Activity for the six months ended June 30, 2005 and 2004, within DAC, was as follows:

	2005	2004

Balance at January 1	$ 77.7	$ 74.7
Adjustment for FAS No. 115	(0.8)	1.3
Deferrals	8.8	6.9
Interest accrued at 5% to 7%	2.0	1.9
Amortization	(2.2)	(4.5)
Effect of SOP 03-1 and TPA implementation	-	(1.6)
Balance at June 30	$ 85.5	$ 78.7

Activity for the six months ended June 30, 2005 and 2004, within VOBA, was as follows:

	2005	2004

Balance at January 1	$ 33.7	$ 36.4
Adjustment for FAS No. 115	2.6	9.1
Deferrals	0.3	1.9
Interest accrued at 5% to 7%	1.0	1.3
Amortization	(4.5)	(13.7)
Effect of SOP 03-1 and TPA implementation	-	(10.2)
Balance at June 30	$ 33.1	$ 24.8

4.	Investments

During the three months ended June 30, 2005, the Company determined that one fixed maturity investment had an other-than-temporary impairment. As a result, for the three months ended June 30, 2005, the Company recognized a pre-tax loss of $0.5 to reduce the carrying value of the fixed maturity investment to its fair value at the time of impairment. The Company did not have any additional other-than-temporary impairment during the six months ended June 30, 2005 and June 30, 2004, respectively. The remaining fair value of the impaired fixed maturity investment at June 30, 2005 was $1.1.

5.	Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2005 and 2004, were 35.1% and 35.0%, respectively. The effective tax rates for the six months ended June 30, 2005 and 2004, were 34.7% and 34.6%, respectively. These rates approximate the federal income tax rate of 35.0%.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

6.	Financing Agreements

The Company maintains an uncommitted revolving loan facility with SunTrust Bank, Atlanta to meet short-term cash requirements that arise in the ordinary course of business. Under this agreement, which is due on demand, the Company can borrow up to $30.0. Interest on any borrowing accrues at an annual rate equal to a quoted rate for the borrowing. Under the agreement, the Company incurred minimal interest expense for the three and six month periods ended June 30, 2005 and 2004, respectively. At June 30, 2005, the Company did not have any amounts outstanding. At December 31, 2004, the Company had $2.3 payable.

7.	Commitments and Contingent Liabilities

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At June 30, 2005 and December 31, 2004, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $12.9 and $15.4, respectively.

Litigation

The Company is a party to threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitrations, suits against the Company sometimes include claims for substantial compensatory, consequential, or punitive damages, and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

8.	Accumulated Other Comprehensive Income

Shareholder’s equity included the following components of accumulated other comprehensive income as of June 30:

	2005	2004
Net unrealized capital gains (losses):
Fixed maturities	$ 49.2	$ 31.6
Equity securities	0.7	0.2
DAC/VOBA	(12.3)	(7.5)
Subtotal	37.6	24.3
Less: deferred income taxes	13.0	8.5
Net unrealized capital gains	24.6	15.8
Other	-	(1.2)
Net accumulated other comprehensive income	$ 24.6	$ 14.6

Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities, including securities pledged, were as follows:

	Six Months Ended June 30,
	2005	2004
Unrealized holding gains (losses) arising during the period (1)	$ 0.5	$ (17.8)
Less: reclassification adjustment for gains
and other items included in net income (2)	5.5	3.4
Net unrealized losses on securities	$ (5.0)	$ (21.2)

(1)	Pretax unrealized holding gains (losses) arising during the period were $0.7 and $(27.4), for the six months ended June 30, 2005 and 2004, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in net income were $8.4 and $5.3, for the six months years ended June 30, 2005 and 2004, respectively.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

9.	Reclassifications and Changes to Prior Year Presentation

During 2005, certain changes were made to the Condensed Statement of Cash Flows for the six months ended June 30, 2004, to reflect the correct balances, primarily related to short-term investments, and receivables and payables for securities. As a result of these adjustments, the Company has labeled the Statement of Cash Flows for the six months ended June 30, 2004, as restated. The following summarizes the adjustments:

	Previously
Six months ended June 30, 2004	Reported	Adjustment	Restated
Net cash provided by operating activities	$ 49.1	$ (13.7)	$ 35.4
Net cash used for investing activities	(55.6)	25.7	(29.9)
Net cash provided by financing activities	34.1	(12.1)	22.0

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated).

Overview

The following narrative analysis presents a review of the results of operations of ReliaStar Life Insurance Company of New York (“RLNY” or the “Company”) for the three and six-month periods ended June 30, 2005 and 2004, and of the financial condition as of June 30, 2005 and December 31, 2004. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2004 Annual Report on Form 10-K.

Forward-Looking Information/Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as “expect,” “anticipate,” “believe”, or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company’s beliefs concerning future levels of sales and redemptions of the Company’s products, investment spreads and yields, or the earnings and profitability of the Company’s activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law, and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments, and industry consolidation. Others may relate to the Company specifically, such as litigation, regulatory action, and risks associated with the Company’s investment portfolio, such as change in credit quality, price volatility and liquidity. Investors are also directed to consider other risks and uncertainties discussed in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s 2004 Form 10-K Annual Report.

Results of Operations

Overview

The increase in the Company’s Income before cumulative effect of change in accounting principles for the three and six months ended June 30, 2005, compared to the same periods in 2004, was driven by the higher sales of variable annuity and employee benefits products, net realized capital gains, and the reduction in amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”).

Revenues

	Three Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$ 29.1	$ 29.9	$ (0.8)	-2.7%
Fee income	25.7	23.9	1.8	7.5%
Premiums	17.7	15.5	2.2	14.2%
Net realized capital gains (losses)	5.9	(0.3)	6.2	NM
Total revenue	$ 78.4	$ 69.0	$ 9.4	13.6%

	Six Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$ 58.3	$ 59.6	$ (1.3)	-2.2%
Fee income	50.8	50.0	0.8	1.6%
Premiums	36.3	32.0	4.3	13.4%
Net realized capital gains	7.0	5.2	1.8	34.6%
Other income	0.1	0.2	(0.1)	-50.0%
Total revenue	$ 152.5	$ 147.0	$ 5.5	3.7%

NM - Not meaningful.

The growth in Total revenue for the three and six months ended June 30, 2005, was primarily driven by larger realized capital gains and sales of variable annuity and employee benefits products. The increase in Net realized gains for the three months ended June 30, 2005, is primarily attributable to the lower interest rate environment in the second quarter of 2005. In addition, the Company experienced an increase in trading activity that resulted from rebalancing actions taken to accommodate risk requirements on certain products. The favorable results in the second quarter of 2005, were partially offset by the $4.4 decrease in net realized capital gains in the first quarter of 2005, discussed in the Company’s March 31, 2005 quarterly report on the Form 10-Q. Premiums increased for the three and six months ended June 30, 2005, primarily due to growing sales of stop-loss products in the employee benefits block of business. The increase of Fee income for the three and six months ended June 30, 2005, resulted from the increase in variable assets under management, caused by higher sales of variable annuity products and rider charges on annuity and interest sensitive life products. In addition, the Company experienced greater product charges on separate accounts contracts driven by improved performance of separate accounts assets in the favorable market environment. The favorable impact of increased Premiums, Realized capital gains, and Fee income was partially offset by a decrease in Net investment income for the three and six months ended June 30, 2005, which is primarily due to lower investment yields experienced in the first quarter of 2005.

Other income did not fluctuate significantly during the three and six month periods ended June 30, 2005, compared to the same periods for 2004.

Benefits and Expenses

	Three Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Benefits and expenses:
Interest credited and other
benefits to contractowners	$ 45.7	$ 43.6	$ 2.1	4.8%
Operating expenses	16.0	14.6	1.4	9.6%
Amortization of deferred policy
acquisitioncosts and value of
business acquired	3.3	8.8	(5.5)	-62.5%
Total benefits and expenses	$ 65.0	$ 67.0	$ (2.0)	-3.0%

	Six Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Benefits and expenses:
Interest credited and other
benefits to contractowners	$ 93.2	$ 84.8	$ 8.4	9.9%
Operating expenses	31.7	26.7	5.0	18.7%
Amortization of deferred policy
acquisition costs and value of
business acquired	3.7	15.0	(11.3)	-75.3%
Total benefits and expenses	$ 128.6	$ 126.5	$ 2.1	1.7%

Interest credited and other benefits to contractowners and policyholders increased for the three and six months ended June 30, 2005, due to the release of reserves on discontinued group products in the first quarter of 2004, unfavorable experience on group life and health insurance products, and an increase in reserves on the growing individual stop loss block of business. The increase in Operating expenses for three and six months ended June 30, 2005, is primarily related to the lower percentage of commission deferrals on life, annuity, and group products, as well as an increase in expenses in conjunction with the increase in the business. Amortization of DAC and VOBA decreased for the three and six months ended June 30, 2005, resulting from the deceleration of amortization rates during the second half of 2004 due to changes in various long-term assumptions of future gross profits.

Net Income and Taxes

	Three Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Net income and taxes:
Income before income taxes and
cumulative effect of change in
accounting principle	$ 13.4	$ 2.0	$ 11.4	NM
Income tax expense	4.7	0.7	4.0	NM
Net income	$ 8.7	$ 1.3	$ 7.4	NM

Effective Tax Rates	35.1%	35.0%	NM	0.1%

	Six Months Ended June 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Net income and taxes:
Income before income taxes and
cumulative effect of change in
accounting principle	$ 23.9	$ 20.5	$ 3.4	16.6%
Income tax expense	8.3	7.1	1.2	16.9%
Income before cumulative
effect of change in
accounting principle	15.6	13.4	2.2	16.4%
Cumulative effect of change in
accounting principle, net of tax	-	0.8	(0.8)	NM
Net income	$ 15.6	$ 14.2	$ 1.4	9.9%

Effective Tax Rates	34.7%	34.6%	NM	0.1%

NM - Not meaningful.

The cumulative effect of the change in accounting principle for the six months ended June 30, 2004, is related to the adoption of Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”, and Technical Practice Aid 6300.05 - 6300.08, “Q&As Related to the Implementation of SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounting” (the “TPA”). (See “Recently Adopted Accounting Standards” for further information.)

Financial Condition

Investments

Investment Strategy

The Company’s investment strategy for its general account investments involves diversification by asset class, and seeks to add economic diversification and to reduce the risks of credit, liquidity, and embedded options within certain investment products, such as convexity risk on collateralized mortgage obligations and call options. The investment management function is centralized under ING Investment Management, LLC (“IIM”), an affiliate of the Company, pursuant to an investment advisory agreement. Separate portfolios are established for each general type of product within the Company.

Portfolio Composition

The following table presents the investment portfolio at June 30, 2005 and December 31, 2004.

	2005		2004
	Carrying Value	%	Carrying Value	%
Fixed maturities, including
securities pledged	$ 1,757.2	84.6%	$ 1,761.6	84.3%
Equity securities	5.5	0.3%	7.6	0.4%
Mortgage loans on real estate	205.9	9.9%	213.0	10.2%
Policy loans	90.5	4.3%	90.9	4.3%
Other investments	18.7	0.9%	17.0	0.8%
	$ 2,077.8	100.0%	$ 2,090.1	100.0%

Fixed Maturities

Fixed maturities available-for-sale as of June 30, 2005, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$ 33.3	$ 0.3	$ -	$ 33.6
States, municipalities, and political
subdivisions	1.5	0.1	-	1.6

U.S. corporate securities:
Public utilities	140.9	7.1	0.6	147.4
Other corporate securities	685.9	31.1	3.0	714.0
Total U.S. corporate securities	826.8	38.2	3.6	861.4

Foreign securities:
Government	7.4	1.1	-	8.5
Other	108.7	5.6	0.6	113.7
Total foreign securities	116.1	6.7	0.6	122.2

Residential mortgage-backed securities	504.0	4.0	3.0	505.0
Commercial mortgage-backed securities	144.8	6.2	0.2	150.8
Other asset-backed securities	81.5	1.4	0.3	82.6
Total fixed maturities, including fixed
maturities pledged	1,708.0	56.9	7.7	1,757.2
Less: fixed maturities pledged	153.4	1.0	1.2	153.2
Total fixed maturities	$ 1,554.6	$ 55.9	$ 6.5	$ 1,604.0

Fixed maturities available-for-sale as of December 31, 2004, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$ 56.2	$ 0.4	$ 0.2	$ 56.4
States, municipalities and political
subdivisions	1.6	0.1	-	1.7

U.S. corporate securities:
Public utilities	154.3	7.9	0.8	161.4
Other corporate securities	695.2	35.9	3.0	728.1
Total U.S. corporate securities	849.5	43.8	3.8	889.5

Foreign securities:
Government	28.0	0.6	0.2	28.4
Other	168.0	6.6	1.9	172.7
Total foreign securities	196.0	7.2	2.1	201.1

Residential mortgage-backed securities	373.5	2.5	2.1	373.9
Commercial mortgage-backed securities	119.0	8.2	0.3	126.9
Other asset-backed securities	107.1	6.1	1.1	112.1

Total fixed maturities, including fixed
maturities pledged	1,702.9	68.3	9.6	1,761.6
Less: fixed maturities pledged	149.7	0.3	1.5	148.5

Total fixed maturities	$ 1,553.2	$ 68.0	$ 8.1	$ 1,613.1

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at June 30, 2005 and A+ December 31, 2004. Ratings are calculated using a rating hierarchy that considers S&P, Moody’s, and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at June 30, 2005 and December 31, 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$ 701.1	39.9%	$ 670.6	38.1%
AA	108.8	6.2%	94.3	5.4%
A	415.5	23.6%	408.7	23.2%
BBB	479.6	27.3%	513.4	29.1%
BB	43.9	2.5%	59.9	3.4%
B and below	8.3	0.5%	14.7	0.8%
Total	$ 1,757.2	100.0%	$ 1,761.6	100.0%

97.0% and 95.8% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at June 30, 2005 and December 31, 2004, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at June 30, 2005 and December 31, 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. corporate, states, and municipalities	$ 863.0	49.1%	$ 891.2	50.6%
Residential mortgage-backed	505.0	28.7%	373.9	21.2%
Commercial/multifamily mortgage-backed	150.8	8.6%	126.9	7.2%
Foreign (1)	122.2	7.0%	201.1	11.4%
U.S. treasuries/agencies	33.6	1.9%	56.4	3.2%
Asset-backed	82.6	4.7%	112.1	6.4%
Total	$ 1,757.2	100.0%	$ 1,761.6	100.0%

(1)	Primarily U.S. dollar denominated

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s shareholder’s equity at June 30, 2005.

Mortgage Loans

Mortgage loans, primarily commercial mortgage loans, totaled $205.9 at June 30, 2005 and $213.0 at December 31, 2004. These loans are reported at amortized cost, less impairment writedowns. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows, cash flows from the loan (discounted at the loan’s effective interest rate), or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write down charged to realized loss. At June 30, 2005 and December 31, 2004, the Company had $0.2 allowance for mortgage loan credit losses.

Unrealized Losses

Fixed maturities, including securities pledged to creditors, comprise 84.6% and 84.3% of the Company’s total investment portfolio at June 30, 2005 and December 31, 2004, respectively. Unrealized losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at June 30, 2005 and December 31, 2004:

	2005				2004
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months below
amortized cost	$ 1.9	24.7%	$ 0.1	1.3%	$ 2.7	28.1%	$ -	0.0%
More than six months
and less than twelve months
below amortized cost	1.5	19.5%	-	0.0%	2.5	26.0%	-	0.0%
More than twelve months
below amortized cost	3.8	49.3%	0.4	5.2%	3.0	31.3%	1.4	14.6%
Total unrealized loss	$ 7.2	93.5%	$ 0.5	6.5%	$ 8.2	85.4%	$ 1.4	14.6%

Unrealized losses at June 30, 2005, were primarily related to interest rate movement or spread widening for other than credit-related reasons and to asset-backed securities. Asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized losses by duration and reason, along with the carrying amount of securities in unrealized loss position at June 30, 2005:

More than
Six Months
	Less than	and less than	More than
	Six Months	Twelve Months	Twelve Months
Interest rate or spread widening	$ 0.6	$ 1.3	$ 2.3
Asset-backed securities	1.4	0.2	1.9
Total unrealized loss	$ 2.0	$ 1.5	$ 4.2
Carrying amount	$ 300.6	$ 153.4	$ 157.6

Unrealized losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at June 30, 2005:

Commercial/
		Residential	Multi-family
	U.S.	Mortgage-	Mortgage-		Asset-
	Corporate	Backed	Backed	Foreign	Backed	Total
Less than six months below
amortized cost	$ 0.5	$ 1.3	$ 0.1	$ 0.1	$ -	$ 2.0
More than six month and less than
twelve months below	1.0	0.1	-	0.3	0.1	1.5
amortized cost
More than twelve months
below amortized cost	2.1	1.6	0.1	0.2	0.2	4.2
Total unrealized loss	$ 3.6	$ 3.0	$ 0.2	$ 0.6	$ 0.3	$ 7.7

Other-Than-Temporary-Impairments

The Company analyzes the general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Management considers the length of the time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer; future economic conditions and market forecasts; and the Company’s intent and ability to retain the investment in the issuer for a period of time sufficient to allow for recovery in market value. If it is probable that all amounts due according to the contractual terms of an investment will not be collected, an other-than-temporary impairment is considered to have occurred.

In addition, the Company invests in asset-backed securities. A determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment. An impairment is recognized if the market value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value and the loss is accounted for as a realized loss.

During the three months ended June 30, 2005, the Company determined that one fixed maturity investment had an other-than-temporary impairment. As a result, for the three months ended June 30, 2005, the Company recognized a pre-tax loss of $0.5 to reduce the carrying value of the fixed maturity investment to its fair value at the time of impairment. The Company did not have any additional other-than-temporary impairment during the six months ended June 30, 2005 and June 30, 2004, respectively. The remaining fair value of the impaired fixed maturity investment at June 30, 2005 was $1.1.

Net Realized Capital Gains and Losses

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments. Net realized capital gains (losses) on investments were as follows:

Three Months Ended June 30,
	2005	2004
Fixed maturities	$ 5.9	$ (0.3)
Equity securities	-	-
Pretax net realized capital gains (losses)	$ 5.9	$ (0.3)
After-tax net realized capital gains (losses)	$ 3.8	$ (0.2)

Six Months Ended June 30,
	2005	2004
Fixed maturities	$ 6.9	$ 5.2
Equity securities	0.1	-
Pretax net realized capital gains	$ 7.0	$ 5.2
After-tax net realized capital gains	$ 4.6	$ 3.4

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities.

Sources and Uses of Liquidity

The Company’s principal sources of liquidity are premiums, product charges, investment income, proceeds from the maturing and sale of investments, proceeds from debt issuance, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, investment purchases and repayment of debt, and contract maturities, withdrawals, and surrenders.

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Asset/liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated contractowner or policyholder behavior, and variable separate account performance. Contractowners and policyholders bear the majority of the investment risk related to variable insurance products.

The fixed account liabilities are supported by a general account portfolio principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 5% of RLNY’s statutory admitted assets as of the prior December 31. The Company also maintains a $30.0 uncommitted, perpetual revolving note facility with Bank of New York and a $30.0 uncommitted revolving note facility with SunTrust Bank, Atlanta. At December 31, 2004, the Company had a $2.3 balance payable to SunTrust Bank. The Company had no other outstanding balances under any of these facilities as of June 30, 2005 and December 31, 2004. Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

The Company paid $10.4 and $13.6 in cash dividends to its parent during the six months ended June 30, 2005 and 2004, respectively.

The Company did not receive capital contributions from its parent during the six months ended June 30, 2005 and 2004.

Recently Adopted Accounting Standards

(See Recently Adopted Accounting Standards Footnote to the Condensed Financial Statements for further information.)

Legislative Initiatives

Legislative proposals which have been or are being considered by Congress include repealing the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of non-insurance financial products relative to insurance products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material effect on life insurance, annuity, and other retirement savings product sales. The President has also established an advisory panel to study reform of the Internal Revenue Code. The panel is scheduled to report its findings and make recommendations to the Secretary of Treasury by the end of September 2005. The recommendations of this panel, if enacted by Congress, could effect the tax treatment of life insurance companies and products. Legislation to restructure the Social

Security System and expand private pension plan incentives also may be considered. Prospects for enactment and the ultimate effect of these proposals are uncertain.

Item 4.	Controls and Procedures

(a)

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15e of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic SEC filings is made known to them in a timely manner.

(b)

There has not been any change in the internal controls over financial reporting of the Company that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect these internal controls.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to threatened or pending lawsuits/arbitrations, arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitrations, suits against the Company sometimes include claims for substantial compensatory, consequential, or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations, will not have a materially adverse effect on the Company’s operations or financial position.

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. This discussion should be read in conjunction with the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2004 Form 10-K Annual Report.

Item 6.	Exhibits

3.(i)

Articles of Incorporation of ReliaStar Life Insurance Company of New York ("RLNY" or "Registrant"), incorporated by reference from Exhibit 3 (a) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the Security and Exchange Commission ("SEC") on or about April 1, 2002 (File No. 333-75938).

(ii)

By-laws of RLNY, incorporated by reference from Exhibit 3(b) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938).

4.(a)	Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts).

Interests in Fixed Account I under Variable Annuity Contracts, incorporated herein by reference to the initial Registration Statement for RLNY as filed with the SEC on April 16, 2002 (File No. 333-86352).

4.(b)

Flexible Premium Deferred Combination Variable and Fixed Annuity Contract – Incorporated herein by reference to the Initial Registration Statement on Form N-4 for Golden American Life Insurance Company as filed with the SEC on April 5, 2002 (File No. 333-85618).

4.(c)

Simple Individual Retirement Annuity Rider; Roth Individual Retirement Annuity Rider; and 403 (b) Rider – Incorporated herein by reference to the Initial Registration Statement on Form N-4 for Golden American Life Insurance Company as filed with the SEC on April 5, 2002 (File No. 333-85618).

31.1	Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Donald W. Britton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Donald W. Britton pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2005 (Date)

ReliaStar Life Insurance Company of New York

(Registrant)

By:./s/    David A. Wheat

David A. Wheat

Director, Executive Vice President and

Chief Financial Officer

          (Duly Authorized Officer and Principal Financial Officer)

Exhibit 32.1

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 11, 2005 By /s/ David A. Wheat David A. Wheat Director, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit 32.1

CERTIFICATION

I, Donald W. Britton, certify that:

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: August 11, 2005 By /s/ Donald W. Britton Donald W. Britton Director, President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Exhibit 32.1

CERTIFICATION

Pursuant to 18 U.S.C. §1350, the undersigned officer of ReliaStar Life Insurance Company of New York (the “Company”) hereby certifies that, to the officer’s knowledge, the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 11, 2005 (Date)	By /s/ David A. Wheat David A. Wheat Director, Executive Vice President and Chief Financial Officer

Exhibit 32.2

CERTIFICATION

Pursuant to 18 U.S.C. §1350, the undersigned officer of ReliaStar Life Insurance Company of New York (the “Company”) hereby certifies that, to the officer’s knowledge, the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 11, 2005 (Date)	By /s/ Donald W. Britton Donald W. Britton Director, President and Chief Executive Officer