Form 10-Q
period 2005-09-30
RELIASTAR LIFE INSURANCE CO OF NEW YORK
filed 2005-11-14
CIK 1163710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to Commission file number: 333-114338
RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK (Exact name of registrant as specified in its charter)
New York (State or other jurisdiction of incorporation or organization) 1000 Woodbury Road, Suite 208, Woodbury, New York (Address of principal executive offices)	53-0242530 (IRS employer identification no.) 11797 (Zip code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,377,863 shares of Common Stock, $2 par value, as of November 10, 2005, are authorized, issued and outstanding, all of which were directly owned by ReliaStar Life Insurance Company.

NOTE: WHEREAS RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Form 10-Q for the period ended September 30, 2005

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Net investment income	$29.8	$32.4	$88.1	$92.0
Fee income	25.7	24.4	75.7	74.2
Premiums	19.5	17.1	55.8	49.1
Net realized capital gains	3.0	1.3	10.0	6.5
Other income	0.1	0.1	0.2	0.2
Total revenue	78.1	75.3	229.8	222.0
Benefits and expenses:
Interest credited and other benefits
to contractowners	44.3	44.2	136.7	128.7
Operating expenses	16.1	12.1	47.8	38.8
Amortization of deferred policy
acquisition costs and value of
business acquired	2.3	1.1	6.0	16.1
Interest expense	0.1	-	0.1	-
Total benefits and expenses	62.8	57.4	190.6	183.6
Income before income taxes and
cumulative effect of change in
accounting principle	15.3	17.9	39.2	38.4
Income tax expense	3.9	6.3	12.2	13.4
Income before cumulative effect
of change in accounting principle	11.4	11.6	27.0	25.0
Cumulative effect of change in
accounting principle, net of tax	-	-	-	0.8
Net income	$11.4	$11.6	$27.0	$25.8

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $1,583.7 at 2005 and $1,553.2 at 2004)	$1,597.7	$1,613.1
Equity securities, available-for-sale, at fair value
(cost of $4.8 at 2005 and $6.9 at 2004)	5.5	7.6
Short-term investments	6.0	-
Mortgage loans on real estate	188.4	213.0
Policy loans	91.8	90.9
Other investments	19.2	17.0
Securities pledged (amortized cost of $182.8 at 2005
and $149.7 at 2004)	180.8	148.5
Total investments	2,089.4	2,090.1
Cash and cash equivalents	24.1	33.5
Short-term investments under securities loan agreement	81.9	49.0
Accrued investment income	18.0	19.2
Receivable for securities sold	0.2	-
Reinsurance recoverable	91.0	84.2
Deferred policy acquisition costs	89.8	77.7
Value of business acquired	39.8	33.7
Due from affiliates	-	1.4
Deferred income taxes	37.1	32.5
Other assets	12.7	13.2
Assets held in separate accounts	619.1	537.7
Total assets	$3,103.1	$2,972.2

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2005	2004
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$1,799.4	$1,772.5
Payables for securities purchased	2.4	-
Payables under securities loan agreement	81.9	49.0
Borrowed money	100.1	100.4
Notes payable	-	2.3
Due to affiliates	20.6	5.1
Current income taxes	0.6	16.2
Other liabilities	39.1	37.4
Liabilities related to separate accounts	619.1	537.7
Total liabilities	2,663.2	2,520.6

Shareholder's equity:
Common stock (1,377,863 shares authorized, issued,
and outstanding; $2 per share value)	2.8	2.8
Additional paid-in capital	1,157.3	1,172.7
Accumulated other comprehensive income	6.3	29.6
Retained earnings (deficit)	(726.5)	(753.5)
Total shareholder's equity	439.9	451.6
Total liabilities and shareholder's equity	$3,103.1	$2,972.2

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Condensed Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income	(Deficit)	Equity
Balance at December 31, 2003	$2.8	$1,200.1	$35.8	$(784.1)	$454.6
Comprehensive income:
Net income	-	-	-	25.8	25.8
Other comprehensive loss,
net of tax:
Change in net unrealized gain
(loss) on securities ($(7.0) pretax)	-	-	(4.5)	-	(4.5)
Total comprehensive income					21.3
Dividends to shareholder	-	(20.4)	-	-	(20.4)
Balance at September 30, 2004	$2.8	$1,179.7	$31.3	$(758.3)	$455.5

Balance at December 31, 2004	$2.8	$1,172.7	$29.6	$(753.5)	$451.6
Comprehensive income:
Net income	-	-	-	27.0	27.0
Other comprehensive loss,
net of tax:
Change in net unrealized gain
(loss) on securities ($(35.8) pretax)	-	-	(23.3)	-	(23.3)
Total comprehensive income					3.7
Employee share-based payments	-	0.2	-	-	0.2
Dividends to shareholder	-	(15.6)	-	-	(15.6)
Balance at September 30, 2005	$2.8	$1,157.3	$6.3	$(726.5)	$439.9

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Condensed Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2005	2004
		(Restated)

Net cash provided by operating activities	$13.7	$39.7

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	1,723.6	2,013.0
Equity securities, available-for-sale	2.2	-
Mortgage loans on real estate	29.2	18.2
Acquisition of:
Fixed maturities, available-for-sale	(1,776.0)	(2,043.9)
Equity securities, available-for-sale	(0.1)	-
Mortgage loans on real estate	(4.3)	(12.8)
Short-term investments, net	(6.0)	0.1
Other	(3.1)	(7.8)
Net cash used for investing activities	(34.5)	(33.2)

Cash Flows from Financing Activities:
Deposits received for investment contracts	179.0	164.8
Maturities and withdrawals from investment contracts	(149.4)	(143.5)
Short-term loans	(2.6)	(0.4)
Dividends to shareholder	(15.6)	(13.6)
Other	-	(0.4)
Net cash provided by financing activities	11.4	6.9
Net (decrease) increase in cash and cash equivalents	(9.4)	13.4
Cash and cash equivalents, beginning of period	33.5	10.5
Cash and cash equivalents, end of period	$24.1	$23.9

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

1.	Organization and Significant Accounting Policies

Basis of Presentation

ReliaStar Life Insurance Company of New York ("RLNY" or the "Company," as appropriate) is a stock life insurance company domiciled in the State of New York and provides financial products and services in the United States. RLNY is authorized to conduct its insurance business in the District of Columbia and all states.

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

The condensed financial statements and notes as of September 30, 2005 (unaudited) and December 31, 2004, and for the three and nine months ended September 30, 2005 and 2004 ("unaudited interim periods"), have been prepared in accordance with accounting principles generally accepted in the United States.

The condensed financial statements reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the unaudited interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company's 2004 Annual Report on Form 10-K. The results of operations for the unaudited interim periods may not be considered indicative of results to be expected for the full year.

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

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications (see Note 9).

Significant Accounting Policies

For a description of significant accounting policies, see Note 1 to the Financial Statements included in the Company’s 2004 Annual Report on Form 10-K.

2.	New and Recently Adopted Accounting Standards

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”) which states that when an internal replacement transaction results in a substantially changed contract, the unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets related to the replaced contract should not be deferred in connection with the new contract. Contract modifications that meet various conditions defined by SOP 05-1 and result in a new contract that is substantially unchanged from the replaced contract, however, should be accounted for as a continuation of the replaced contract.

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages, that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider, to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 applies to internal replacements made primarily to contracts defined by Statement of Financial Accounting Standards (“FAS”) No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS No. 60”), as short-duration and long-duration life insurance contracts, and by FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”), as investment contracts.

SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company is in the process of determining the impact of adoption of SOP 05-1.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights

In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 04-5, "Investor's Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights" ("EITF 04-5"), which states that the general partner in a limited partnership should presume that it controls and, thus, should consolidate the limited partnership, unless the limited partners have either (a) substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights. EITF 04-5 applies to limited partnerships that are not variable interest entities under FASB Interpretation No. 46(R): "Consolidation of Variable Interest Entities" ("FIN 46(R)"). EITF 04-5 is effective immediately for all new limited partnerships formed and for existing limited partnerships for which partnership agreements are modified after June 29, 2005, and is effective for all other limited partnerships at the commencement of the first reporting period beginning after December 15, 2005.

EITF 04-5 had no impact on RLNY as of September 30, 2005, as the Company's investments in limited partnerships are generally considered variable interest entities under FIN 46(R), and are accounted for using the cost or equity method of accounting since the Company is not the primary beneficiary. Investments in limited partnerships are included in Other investments on the Condensed Balance Sheets.

Share-Based Payment

In December 2004, the Financial Accounting Standards Board ("FASB") issued FAS No. 123 (revised 2004), "Share-Based Payment" ("FAS No. 123R"), which requires all share-based payments to employees be recognized in the financial statements based upon the fair value. FAS No. 123R is effective at the beginning of the first annual period beginning after June 15, 2005 for registrants. Earlier adoption is encouraged. FAS No. 123R provides two transition methods, modified-prospective and modified-retrospective.

The Company early adopted the provisions of FAS No. 123R on January 1, 2005, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized in the first nine months of 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value in accordance with the provisions of FAS No. 123R. Results for prior periods are not restated. Prior to January 1, 2005, the Company applied the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations, as permitted by FAS 123. No stock based employee compensation cost was recognized in the Statement of Operations during 2004, as all options granted during the year had an exercise price equal to the market value of the underlying common stock on the date of grant. All shares granted during 2005 and 2004 were those of ING, the Company's ultimate parent. As a result of adopting FAS 123R, there was a $0.1 reduction to the Company's net income for the nine months ended September 30, 2005.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

The Company adopted SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”), on January 1, 2004. The Company determined that it was affected by the SOP 03-1 requirements to establish additional liabilities for certain guaranteed benefits and products with patterns of cost of insurance charges resulting in losses in later policy durations from the insurance benefit function and to defer, amortize, and recognize separately, sales inducements to contractowners and policyholders.

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

The adoptions of SOP 03-1 and the TPA resulted in a cumulative effect of a change in accounting principles of $1.2, before tax or $0.8, net of $0.4 of income taxes.

3.	Deferred Policy Acquisition Costs and Value of Business Acquired

Deferred policy acquisition costs ("DAC") represent policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and agency expenses, related to the production of new and renewal business.

Value of business acquired ("VOBA") represents the outstanding value of in force business capitalized in purchase accounting when the Company was acquired and is subject to amortization. The value is based on the present value of estimated net cash flows embedded in the Company's contracts.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

FAS No. 97 applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, DAC and VOBA are amortized, with interest, over the life of the related contracts (usually 25 years) in relation to the present value of estimated future gross profits from investment, mortality, and expense margins plus surrender charges.

FAS No. 60 applies to traditional life insurance products, primarily traditional whole life and term life insurance contracts. Under FAS No. 60, DAC and VOBA are amortized over the premium payment period, in proportion to the premium revenue recognized.

Activity for the nine months ended September 30, 2005 and 2004, within DAC, was as follows:

	2005	2004
Balance at January 1	$77.7	$74.7
Deferrals of commission and expenses	12.9	8.5
Amortization:
Amortization	(4.6)	(5.7)
Interest accrued at 5% to 6%	3.0	2.9
Net amortization included on the Statement of Operations	(1.6)	(2.8)
Change in unrealized gains and losses on
available-for-sale securities	0.8	(0.1)
Implementation of the SOP and TPA	-	(1.6)
Balance at September 30	$89.8	$78.7

Activity for the nine months ended September 30, 2005 and 2004, within VOBA, was as follows:

	2005	2004
Balance at January 1	$33.7	$36.4
Deferrals of commission and expenses	0.4	2.9
Amortization:
Amortization	(5.6)	(15.3)
Interest accrued at 5% to 7%	1.2	2.0
Net amortization included on the Statement of Operations	(4.4)	(13.3)
Change in unrealized gains and losses on
available-for-sale securities	10.1	4.0
Implementation of the SOP and TPA	-	(10.2)
Balance at September 30	$39.8	$19.8

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

4.	Investments

Impairments

The following table identifies the Company’s other-than-temporary impairments, included in net realized capital gains (losses), by type for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005		2004
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Asset-backed	$0.5	1	$0.8	1
Limited Partnerships	-	-	0.1	2
Total	$0.5	1	$0.9	3

	Nine Months Ended September 30,
	2005		2004
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Asset-backed	$1.0	2	$0.8	1
Limited Partnerships	-	-	0.1	2
Total	$1.0	2	$0.9	3

The fair value of investments which have had other-than-temporary impairments as of September 30, 2005 and 2004 is $2.1 and $6.2, respectively.

5.	Income Taxes

The Company's effective tax rates for the three months ended September 30, 2005 and 2004 were 25.5% and 35.2% respectively. The effective tax rates for the nine months ended September 30, 2005 and 2004 were 31.1% and 34.9%, respectively.

The Internal Revenue Service (“IRS”) completed an examination of the Company’s returns for tax years 2000 and 2001. The provision as of September 30, 2005 reflects non-recurring, favorable adjustments, resulting from a reduction in the tax liability that no longer necessary based on the results of the IRS examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers, and the merits of the Company’s positions.

The IRS has commenced examination of the Company’s returns for tax years 2002 and 2003.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

6.	Financing Agreements

RLNY maintains a reciprocal loan agreement with ING AIH, a Delaware corporation and affiliate, to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Under this agreement the Company and ING AIH could borrow from one another up to 5% of RLNY’s statutory admitted assets as of the preceding December 31. Interest on any RLNY borrowing or on any ING AIH borrowing is charged at a rate based on the prevailing rate of U.S. commercial paper available for purchase with similar duration. Under this agreement, the Company incurred minimal interest expense for the three and nine months ended September 30, 2005 and September 30, 2004. RLNY had $8.4 balance payable to ING AIH at September 30, 2005 and no balances receivable or payable with ING AIH at December 31, 2004.

Prior to September 30, 2005, the Company maintained an uncommitted revolving note facility with SunTrust Bank, Atlanta to meet short-term cash requirements that arise in the ordinary course of business. Under this agreement, which was due on demand, the Company could borrow up to $30.0. Interest on any borrowing accrued at an annual rate equal to a quoted rate for the borrowing. Under the agreement, the Company incurred minimal interest expense for the three and nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, the Company did not have any amounts outstanding. At December 31, 2004, the Company had $2.3 payable. Effective September 30, 2005, the Company no longer maintains this note facility.

7.	Commitments and Contingent Liabilities

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At September 30, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $11.8, $0.7 of which was with related parties. At December 31, 2004, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $15.4, $1.2 of which was with related parties. During the nine months ended September 30, 2005, $0.5 was funded to related parties under these commitments.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Financial Guarantees

In the third quarter of 2005, the Company purchased a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company would be required to reimburse the guaranteed party for the loss under the reference obligation, and the Company would receive that reference obligation in settlement. The Company could then recover any losses under the agreement by sale or collection of the received reference obligation. As of September 30, 2005, the maximum potential future exposure to the Company under the guarantee is $3.0.

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

8.	Accumulated Other Comprehensive Income

Shareholder’s equity included the following components of accumulated other comprehensive income (loss) as of September 30, 2005 and 2004:

	2005	2004
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$12.0	$63.8
Equity securities, available-for-sale	0.7	0.3
DAC/VOBA adjustment on
available-for-sale securities	(3.2)	(14.0)
Other	-	(1.3)
Subtotal	9.5	48.8
Less: deferred income taxes	3.2	17.5
Accumulated other comprehensive income	$6.3	$31.3

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Changes in accumulated other comprehensive income net of DAC/VOBA and tax, related to changes in unrealized gains (losses) on securities, including securities pledged, were as follows:

	Nine Months Ended September 30,
	2005	2004
Net unrealized holding gains (losses) arising during the period(1)	$(15.4)	$(1.4)
Less: reclassification adjustment for realized gains (losses)
and other items included in net income(2)	7.9	3.1
Net unrealized losses on securities	$(23.3)	$(4.5)

(1)	Pretax unrealized holding gains (losses) arising during the period were $(23.7) and $(2.1), for the nine months ended September 30, 2005 and 2004, respectively.

(2)	Pretax reclassification adjustments for realized gains (losses) and other items included in net income were $12.1 and $4.9, for the nine months ended September 30, 2005 and 2004, respectively.

9.	Reclassifications and Changes to Prior Year Presentation

During 2005, certain changes were made to the Condensed Statement of Cash Flows for the nine months ended September 30, 2004, to reflect the correct balances, primarily related to short-term investments, investment contracts and receivables and payables for securities. As a result of these adjustments, the Company has labeled the Condensed Statement of Cash Flows for the nine months ended September 30, 2004, as restated. The following summarizes the adjustments:

	Previously
Nine months ended September 30, 2004	Reported	Adjustment	Restated
Net cash (used for) provided by operating activities	$(8.1)	$47.8	$39.7
Net cash used for investing activities	(39.0)	5.8	(33.2)
Net cash provided by financing activities	60.6	(53.7)	6.9

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ReliaStar Life Insurance Company of New York (“RLNY” or the “Company”), for the three and nine months ended September 30, 2005 and 2004, and financial condition as of September 30, 2005 and December 31, 2004. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2004 Annual Report on Form 10-K.

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

Results of Operations

Overview

The Company is principally engaged in the business of providing life insurance and related financial services products. The Company provides and distributes individual life insurance and annuities, group life and health products and services and qualified group annuity contracts that include a variety of funding and payout options for employer sponsored retirement plans qualified under Internal Revenue Code Section 401. The Company’s strategy is to offer, principally in the education market, a wide variety of products and services designed to address customers’ needs for financial security, especially tax-advantaged savings for retirement and protection in the event of death.

The Company derives its revenue primarily from: a) premiums on individual term life, group life and health insurance products; b) fee income consisting of mortality, expense and surrender charges on Universal Life, Variable Life and Fixed & Variable Annuity Products; and c) investment income earned on the investments of fixed Assets Under Management (“AUM”). RLNY expenses consist mainly of: a) claims paid on Term Life insurance, Universal Life and Variable Universal Life policies, as well as benefits paid on health insurance policies; b) interest credited on Annuity and Life insurance products; c) amortization of Deferred Acquisition Costs (“DAC”) and Value of Business Acquired (“VOBA”); and d) other policy maintenance and general business expenses.

The Company’s results of operations for the three and nine months ended September 30, 2005 were impacted by the rise of equity markets that had a favorable effect on sales of variable products and on the value of the Company’s variable AUM. In addition, the fluctuations of interest rates resulted in gains on fixed maturities as lower interest rates have increased the value of the Company’s fixed average AUM.

The increase in the Company’s Income before income taxes and cumulative effect of change in accounting principles for the nine months ended September 30, 2005, compared to the same period in 2004, was driven by the higher sales of variable annuity and group products, net realized capital gains, and the reduction in amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) during the first half of 2005. The favorable results were partially offset by the increase in operating expenses for the first nine months of 2005 and the decline of investment income during the three months ended September 30, 2005.

	Three Months Ended September 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$29.8	$32.4	$(2.6)	(8.0)%
Fee income	25.7	24.4	1.3	5.3%
Premiums	19.5	17.1	2.4	14.0%
Net realized capital gains	3.0	1.3	1.7	130.8%
Other income	0.1	0.1	-	0.0%
Total revenue	78.1	75.3	2.8	3.7%

Benefits and expenses:
Interest credited and other
benefits to contractowners	44.3	44.2	0.1	0.2%
Operating expenses	16.1	12.1	4.0	33.1%
Amortization of deferred policy
acquisition costs and value
of business acquired	2.3	1.1	1.2	109.1%
Interest expense	0.1	-	0.1	NM
Total benefits and expenses	62.8	57.4	5.4	9.4%
Income before income taxes	15.3	17.9	(2.6)	(14.5)%
Income tax expense	3.9	6.3	(2.4)	(38.1)%
Net income	$11.4	$11.6	$(0.2)	(1.7)%

Effective tax rate	25.5%	35.2%

NM - Not meaningful.

	Nine Months Ended September 30,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$88.1	$92.0	$(3.9)	(4.2)%
Fee income	75.7	74.2	1.5	2.0%
Premiums	55.8	49.1	6.7	13.6%
Net realized capital gains	10.0	6.5	3.5	53.8%
Other income	0.2	0.2	-	0.0%
Total revenue	229.8	222.0	7.8	3.5%

Benefits and expenses:
Interest credited and other
benefits to contractowners	136.7	128.7	8.0	6.2%
Operating expenses	47.8	38.8	9.0	23.2%
Amortization of deferred policy
acquisition costs and value
of business acquired	6.0	16.1	(10.1)	(62.7)%
Interest expense	0.1	-	0.1	NM
Total benefits and expenses	190.6	183.6	7.0	3.8%
Income before income taxes and
cumulative effect of change in
accounting principle	39.2	38.4	0.8	2.1%
Income tax expense	12.2	13.4	(1.2)	(9.0)%
Income before cumulative effect
of change in accounting principle	27.0	25.0	2.0	8.0%

Cumulative effect of change in
accounting principle, net of tax	-	0.8	(0.8)	NM

Net income	$27.0	$25.8	$1.2	4.7%

Effective tax rate	31.1%	34.9%

NM - Not meaningful.

Revenues

The growth in Total revenue for the three and nine months ended September 30, 2005, was primarily driven by higher sales of group products and the increase in variable AUM. Premiums increased for the three and nine months ended September 30, 2005, primarily due to growing sales of stop-loss products in the group block of business. The rise in Net realized capital gains is primarily attributable to the lower interest rate environment in the second and third quarters of 2005 and an increase in portfolio management activity during the second quarter of 2005. In addition, higher impairments of asset-backed securities and limited partnerships were recognized in third quarter of 2004. The increase of Fee income for the three and nine months ended September 30, 2005, resulted from the increase in variable AUM, caused by higher sales of variable annuity products. In addition, the Company experienced higher product charges on separate account contracts driven by improved performance of separate account assets in the favorable market environment. The positive impact of increased revenues was partially offset by a decrease in Net investment income for the three and nine months ended September 30, 2005, which is primarily due to lower investment yields experienced in the first and third quarters of 2005. In addition, the rise of short-term borrowing rates resulted in higher investment expenses related to securities lending agreements in the third quarter of 2005. Other income did not fluctuate significantly during the three and nine months periods ended September 30, 2005, compared to the same periods for 2004.

Benefits and Expenses

Interest credited and other benefits to contractowners increased for the nine months ended September 30, 2005, due to unfavorable experience on group life and health insurance products, the release of reserves on discontinued group products in the first quarter of 2004, and an increase in reserves on the growing individual stop loss block of business during the first half of 2005. There were no significant fluctuation in Interest credited and other benefits to contractowner for the three months ended September 30, 2005, in comparison with the third quarter of 2004. The increase in Operating expenses for three and nine months ended September 30, 2005, is mainly related to the lower percentage of commission deferrals on life and employee benefits products, as well as higher strategic spending related to the implementation of Sarbanes-Oxley Act of 2002, benefits costs, sales and marketing and information technology. Amortization of DAC and VOBA decreased for nine months ended September 30, 2005, resulting from the deceleration of amortization rates during the second half of 2004 due to changes in various long-term assumptions of future gross profits. In addition, in the first quarter of 2004, the Company identified an overstatement of DAC/VOBA of $4.5 before taxes. The overstatement was fully amortized in the first quarter of 2004 and disclosed in the Company’s quarterly report on the Form 10-Q for the period ended March 31, 2004. The year-to-date decrease of amortization was offset by higher amortization recognized in third quarter of 2005 resulting from higher variable and fixed margin income on annuity products, as well as larger profits on group products due to favorable mortality rates and larger investment spreads.

Net Income and Taxes

The fluctuation in effective tax rate for the nine and three months ended September 30, 2005 resulted from non-recurring favorable adjustments primarily related to the separate accounts dividends received deduction. The provision for the three months ended September 30, 2005 reflects non-recurring, favorable adjustments, resulting from a reduction in the tax liability that no longer needs to be provided based on the results of the Internal Revenue Service (“IRS”) examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers, and the merits of the position.

The Cumulative effect of change in accounting principle for the nine months ended September 30, 2004, is related to the adoption of Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”, and Technical Practice Aid 6300.05 - 6300.08, “Q&As Related to the Implementation of SOP 03-1, ‘Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounting” (the “TPA”). (See Note 1 “Recently Adopted Accounting Standards” for further information.)

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

Portfolio Composition

The following table presents the investment portfolio at September 30, 2005 and December 31, 2004.

	2005		2004
	Carrying Value	%	Carrying Value	%
Fixed maturities, including securities
pledged	$1,778.5	85.1%	$1,761.6	84.3%
Equity securities	5.5	0.3%	7.6	0.4%
Short-term investments	6.0	0.3%	-	0.0%
Mortgage loans on real estate	188.4	9.0%	213.0	10.2%
Policy loans	91.8	4.4%	90.9	4.3%
Other investments	19.2	0.9%	17.0	0.8%
	$2,089.4	100.0%	$2,090.1	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, as of September 30, 2005, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$76.9	$0.2	$0.9	$76.2
States, municipalities, and political
subdivisions	1.5	0.1	-	1.6

U.S. corporate securities:
Public utilities	168.9	4.8	2.1	171.6
Other corporate securities	647.9	18.9	7.6	659.2
Total U.S. corporate securities	816.8	23.7	9.7	830.8

Foreign securities:
Government	16.4	0.8	-	17.2
Other	175.5	3.8	3.5	175.8
Total foreign securities	191.9	4.6	3.5	193.0

Residential mortgage-backed securities	415.8	0.6	5.2	411.2
Commercial mortgage-backed securities	155.5	3.9	1.9	157.5
Other asset-backed securities	108.1	1.0	0.9	108.2

Total fixed maturities, including fixed
maturities pledged	1,766.5	34.1	22.1	1,778.5
Less: fixed maturities pledged	182.8	0.6	2.6	180.8

Fixed maturities	$1,583.7	$33.5	$19.5	$1,597.7

Fixed maturities, available-for-sale, as of December 31, 2004, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$56.2	$0.4	$0.2	$56.4
States, municipalities and political
subdivisions	1.6	0.1	-	1.7

U.S. corporate securities:
Public utilities	154.3	7.9	0.8	161.4
Other corporate securities	695.2	35.9	3.0	728.1
Total U.S. corporate securities	849.5	43.8	3.8	889.5

Foreign securities:
Government	28.0	0.6	0.2	28.4
Other	168.0	6.6	1.9	172.7
Total foreign securities	196.0	7.2	2.1	201.1

Residential mortgage-backed securities	373.5	2.5	2.1	373.9
Commercial mortgage-backed securities	119.0	8.2	0.3	126.9
Other asset-backed securities	107.1	6.1	1.1	112.1

Total fixed maturities, including fixed
maturities pledged	1,702.9	68.3	9.6	1,761.6
Less: fixed maturities pledged	149.7	0.3	1.5	148.5

Fixed maturities	$1,553.2	$68.0	$8.1	$1,613.1

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- and A+ at September 30, 2005 and December 31, 2004, respectively. Ratings are calculated using a rating hierarchy that considers Standard & Poor’s (“S&P”), Moody’s, and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at September 30, 2005 and December 31, 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$749.8	42.1%	$670.6	38.1%
AA	101.6	5.7%	94.3	5.4%
A	415.6	23.4%	408.7	23.2%
BBB	449.6	25.3%	513.4	29.1%
BB	52.8	3.0%	59.9	3.4%
B and below	9.1	0.5%	14.7	0.8%
Total	$1,778.5	100.0%	$1,761.6	100.0%

96.5% and 95.8% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at September 30, 2005 and December 31, 2004, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at September 30, 2005 and December 31, 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. corporate, states, and municipalities	$832.4	46.8%	$891.2	50.6%
Residential mortgage-backed	411.2	23.1%	373.9	21.2%
Commercial/multifamily mortgaged-back	157.5	8.9%	126.9	7.2%
Foreign(1)	193.0	10.8%	201.1	11.4%
U.S. Treasuries/Agencies	76.2	4.3%	56.4	3.2%
Other asset-backed	108.2	6.1%	112.1	6.4%
Total	$1,778.5	100.0%	$1,761.6	100.0%

(1)	Primarily U.S. dollar denominated

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s shareholder’s equity at September 30, 2005.

Mortgage Loans

Mortgage loans, primarily commercial mortgage loans, totaled $188.4 and $213.0 at September 30, 2005 and December 31, 2004, respectively. These loans are reported at amortized cost, less impairment writedowns. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows, cash flows from the loan (discounted at the loan’s effective interest rate), or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write down charged to realized loss. At September 30, 2005 and December 31, 2004, the Company had no allowances for mortgage loan credit losses.

Unrealized Losses

Fixed maturities, including securities pledged to creditors, comprise 85.1% and 84.3% of the Company’s total investment portfolio at September 30, 2005 and December 31, 2004, respectively. Unrealized losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at September 30, 2005 and December 31, 2004:

	2005				2004
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months below
amortized cost	$11.1	50.2%	0.4	1.7%	$2.7	28.1%	$-	0.0%
More than six months
and less than twelve months
below amortized cost	4.2	19.0%	0.1	0.5%	2.5	26.0%	-	0.0%
More than twelve months
below amortized cost	6.2	28.1%	0.1	0.5%	3.0	31.3%	1.4	14.6%
Total unrealized loss	$21.5	97.3%	$0.6	2.7%	$8.2	85.4%	$1.4	14.6%

Unrealized losses at September 30, 2005, were primarily related to interest rate movement or spread widening and to mortgage and other asset-backed securities. Mortgage and asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized losses by duration and reason, along with the carrying amount of securities in unrealized loss position at September 30, 2005:

		More than
		Six Months
	Less than	and less than	More than
	Six Months	Twelve Months	Twelve Months
Interest rate or spread widening	$5.8	$3.1	$5.2
Mortgage and other asset-backed securities	5.7	1.2	1.1
Total unrealized loss	$11.5	$4.3	$6.3
Carrying amount	$695.3	$220.0	$151.8

Unrealized losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at September 30, 2005:

			Commercial/
		Residential	Multi-family		U.S.	Other
	U.S.	Mortgage-	Mortgage-		Treasuries/	Asset-
	Corporate	Backed	Backed	Foreign	Agencies	Backed	Total
Less than six
months below
amortized cost	$4.3	$3.6	$1.7	$0.9	$0.6	$0.4	$11.5
More than six
months and less
than twelve
months below
amortized cost	2.5	1.0	-	0.4	0.2	0.2	4.3
More than twelve
months below
amortized cost	2.9	0.6	0.2	2.2	0.1	0.3	6.3
Total unrealized loss	$9.7	$5.2	$1.9	$3.5	$0.9	$0.9	$22.1

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

The following table identifies the Company’s other-than-temporary impairments, included in net realized capital gains (losses), by type for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005		2004
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Asset-backed	$0.5	1	$0.8	1
Limited Partnerships	-	-	0.1	2
Total	$0.5	1	$0.9	3

	Nine Months Ended September 30,
	2005		2004
		No. of		No. of
	Impairment	Securities	Impairment	Securities
Asset-backed	$1.0	2	$0.8	1
Limited Partnerships	-	-	0.1	2
Total	$1.0	2	$0.9	3

The fair value of the investments which have had other-than-temporary impairments at September 30, 2005 and 2004 is $2.1 and $6.2, respectively.

Net Realized Capital Gains and Losses

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments. Net realized capital gains (losses) on investments were as follows:

	Three Months Ended September 30,
	2005	2004
Fixed maturities	$3.0	$1.3
Equity securities	-	-
Pretax net realized capital gains	$3.0	$1.3
After-tax net realized capital gains	$1.9	$0.8

	Nine Months Ended September 30,
	2005	2004
Fixed maturities	$9.9	$6.5
Equity securities	0.1	-
Pretax net realized capital gains	$10.0	$6.5
After-tax net realized capital gains	$6.5	$4.2

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities.

Sources and Uses of Liquidity

The Company’s principal sources of liquidity are premiums, product charges, investment income, proceeds from the maturity and sale of investments, proceeds from debt issuance, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, investment purchases, repayment of debt, and contract maturities, withdrawals, and surrenders.

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

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 5% of RLNY’s statutory admitted assets as of the prior December 31. At September 30, 2005 the Company had $8.4 balance payable to ING AIH and no balances receivable or payable with ING AIH at December 31, 2004. The Company also maintains a $30.0 uncommitted, perpetual revolving loan facility with Bank of New York. The Company had no outstanding balances under this facility as of September 30, 2005 and December 31, 2004. Prior to September 30, 2005, the Company also maintained a $30.0 uncommitted revolving note with SunTrust Bank, Atlanta (“SunTrust”). At December 31, 2004, the Company had a $2.3 balance payable to SunTrust. Effective September 30, 2005, the Company no longer maintains this note facility. Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Financial Guarantees

In the third quarter of 2005, the Company purchased a 3-year credit-linked note arrangement, whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company would be required to reimburse the guaranteed party for the loss under the reference obligation, and the Company would receive that reference obligation in settlement. The Company could then recover any losses under the agreement by sale or collection of the received reference obligation. As of September 30, 2005, the maximum potential future exposure to the Company under the guarantee is $3.0.

Capital Contributions and Dividends

The Company paid $15.6 and $13.6 in cash dividends to its parent during the nine months ended September 30, 2005 and 2004, respectively. In addition, RLNY declared additional $6.8 in dividends to its parent during the three months ended September 30, 2004.

The Company did not receive capital contributions from its parent during the nine months ended September 30, 2005 and 2004.

Recently Adopted Accounting Standards

(See Recently Adopted Accounting Standards Footnote to the Condensed Financial Statements for further information.)

Legislative Initiatives

Legislative proposals which have been or are being considered by Congress include repealing the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of non-insurance financial products relative to insurance products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material effect on life insurance, annuity, and other retirement savings product sales. Legislation to expand private pension plan incentives also may be considered. Prospects for enactment and the ultimate effect of these proposals are uncertain. The President established an advisory panel to study reform of the Internal Revenue Code. The panel reported its findings and recommendations to the Secretary of Treasury on November 1, 2005. Some of the panel’s recommendations would affect the tax treatment of life insurance, annuity and other retirement savings products. These panel recommendations are not legislative proposals at this time.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. Reference is made to the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2004 Form 10-K Annual Report, filed March 31, 2005 (SEC File No. 333-75938); and the Company’s Form 8-K Current Report filed on September 28, 2005 (SEC File No. 333-75938).

Item 6.	Exhibits

3.(i)

Articles of Incorporation of ReliaStar Life Insurance Company of New York ("RLNY" or "Registrant"), incorporated by reference from Exhibit 3 (a) to a Pre-Effective Amendment No. 1 of Registrant's Registration Statement on Form S-1 filed with the Security and Exchange Commission ("SEC") on or about April 1, 2002 (File No. 333-75938).

(ii)

By-laws of RLNY, incorporated by reference from Exhibit 3(b) to a Pre-Effective Amendment No. 1 of Registrant’s Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938).

4.	Instruments Defining the Rights of Security Holders, Including Indentures (Annuity Contracts).

4.(a)

Interests in Fixed Account I under Variable Annuity Contracts, incorporated herein by reference to the initial Registration Statement for RLNY as filed with the SEC on April 26, 2002 (File No. 333-86352).

4.(b)

Individual Deferred Combination Variable and Fixed Annuity Contract, Group Master Contract and Deferred Combination Variable and Fixed Annuity Certificate – Incorporated herein by reference to the Initial Registration Statement on Form N-4 for RLNY as filed with the SEC on April 1, 2002 (File No. 333-85326).

4.(c)

Simple Individual Retirement Annuity Rider (Group), Roth Individual Retirement Rider (Group), Individual Retirement Annuity Rider (Group), 403(B) Rider (Group), Simple Individual Retirement Annuity Rider (Individual), Roth Individual Retirement Annuity Rider (Individual), Individual Retirement Annuity Rider (Individual) and 403(B) Rider (Individual) - Incorporated herein by reference to the Initial Registration Statement on Form N-4 for RLNY as filed with the SEC on April 1, 2002 (File No. 333-85326).

31.1	Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Donald W. Britton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Donald W. Britton pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 10, 2005 (Date)	ReliaStar Life Insurance Company of New York (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)