Form 10-K
period 2005-12-31
RELIASTAR LIFE INSURANCE CO OF NEW YORK
filed 2006-03-29
CIK 1163710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005 Commission file number: 333-114338
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     ☐      No     ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     ☐      No     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes     ☒      No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.       Yes     ☒      No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer     ☐           Accelerated filer     ☐          Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes     ☐      No     ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:     N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,377,863 shares of Common Stock, $2 par value, as of March 23, 2006, authorized, issued and outstanding, all of which were directly owned by ReliaStar Life Insurance Company.

NOTE: WHEREAS RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

DRAFT - 03/26/2006 - 12:10 PM

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Annual Report on Form 10-K

For the Year Ended December 31, 2005

	TABLE OF CONTENTS
Form 10-K Item No.		Page

	PART I

Item 1.	Business**	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments****	18
Item 2.	Properties**	18
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders*	19

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data***	21
Item 7.	Management’s Narrative Analysis of the Results of Operations and
	Financial Condition**	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 8.	Financial Statements and Supplementary Data	61
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	115
Item 9A.	Controls and Procedures	115
Item 9B.	Other Information	115

	PART III

Item 10.	Directors and Executive Officers of the Registrant*	116
Item 11.	Executive Compensation*	116
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters*	116
Item 13.	Certain Relationships and Related Transactions*	116
Item 14.	Principal Accounting Fees and Services	117

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	119

	Index to Financial Statement Schedules	123
	Signatures	127

*          Item omitted pursuant to General Instruction I(2) of Form 10-K, except as to Part III, Item 10 with respect to compliance with Sections 406 and 407 of the Sarbanes Oxley Act of 2002.

**        Item prepared in accordance with General Instruction I(2) of Form 10-K.

***       Although item may be omitted pursuant to General Instruction I(2) of Form 10-K, the Company has provided certain disclosure under this Item.

****     Item omitted as registrant is neither an accelerated filer nor a well-known seasoned issuer.

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

RLNY is a direct, wholly-owned subsidiary of ReliaStar Life Insurance Company ("ReliaStar Life" or “Parent”), which is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. ("Lion"), a Connecticut holding and management company. Lion is an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING"). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING".

Description of Business

The Company principally provides and distributes life insurance and related financial services products, including individual life insurance and annuities, and group life, and health products and services. The Company’s strategy is to offer a wide variety of products and services designed to address customers’ needs for financial security, especially tax-advantaged savings for retirement and protection in the event of death.

The Company has one operating segment, ING U.S. Financial Services, which offers the products described below.

Products and Services, Strategy, Method of Distribution, and Principal Markets

Individual Life Insurance and Annuities: The Company believes longer life expectancies, an aging population, and growing concern over the stability and availability of the Social Security system have made retirement planning a priority for many Americans. The target market for the Company’s individual annuity and life products is primarily individuals that represent the upper half of the mass affluent consumer market.

The Company offers a wide range of individual life insurance products, including term, universal life, second-to-die universal life, variable universal life, and fixed and variable annuities, through a network of independent agents and financial professionals. These products are marketed to individual customers who prefer to purchase insurance and investment products from a personal financial adviser. These products target middle and upper-income families and niche markets, including small-business owners.

Variable universal life insurance policies and variable annuity products contain alternative investment options (generally mutual funds) and policy values which will vary based upon the investment returns of the fund(s) selected by the policyholder/contractowner.

Variable universal life and fixed universal life insurance products represent a significant portion of the individual life insurance premium volume. In addition to alternative investment options, these products provide certain benefits associated with traditional life insurance, such as death benefits and cash values. Fixed universal life policies provide for guaranteed levels of insurance protection and minimum interest rate guarantees. Interest-sensitive products provide for interest crediting rates which may be adjusted periodically, subject to minimum guaranteed rates as set forth in policyholder contracts. Adjustments are made to the crediting rates on interest-sensitive products based upon a variety of factors, including investment performance, market interest rates, and competitive factors. Profits recognized on interest-sensitive products are affected by mortality experience, the margin between interest rates earned on investments and interest credited to policyholders, as well as capital gains and losses on investments, persistency, and expenses.

The variable annuities offered by the Company are long-term savings vehicles in which contractowner deposits are recorded and primarily maintained in separate accounts established for the Company and registered with the Securities and Exchange Commission (“SEC”) as a unit investment trust. Variable annuities issued by the Company are a combination of variable and fixed deferred annuity options under which some or all of the premiums may be allocated by the contractowner to a fixed account available under the contract.

The Company sells variable annuity contracts that offer one or more of the following guaranteed death benefits and living benefits:

Guaranteed Minimum Death Benefits (“GMDBs”): The Company has offered the following guaranteed death benefits:

• Standard - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the premiums paid by the contractowner, net of any contract withdrawals.
• Ratchet - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract anniversary value of the variable annuity.

Guaranteed Living Benefits: The Company offers the following guaranteed living benefits:

• Guaranteed Minimum Income Benefit (“GMIB”) - Guarantees a minimum income payout, exercisable each contract anniversary on or after the 10th rider anniversary.

•           Guaranteed Minimum Withdrawal Benefit (“GMWB”) - Guarantees that annual withdrawals of up to 7% of eligible premiums may be made until eligible premiums previously paid by the contractowner are returned, regardless of account value performance.

• Guaranteed Minimum Accumulation Benefit (“GMAB”) – Guarantees that the account value will be at least 100% of the premiums paid by the contractowner after 10 years (GMAB10).

Variable annuity contracts containing guaranteed death and living benefits expose the Company to equity risk. An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing the Company’s risk associated with the GMDBs, GMIBs, GMABs, and GMWBs. A decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that the Company may be required to pay amounts to customers due to guaranteed death or living benefits.

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

The individual life insurance business is subject to risks in the event that the Company's mortality experience deviates from the assumptions used in establishing its premium rates.

Group Life and Health Products: The Company targets the sale of employee benefits products and related financial services to medium and large corporate employers and affinity groups. Additionally, the Company sells individual and payroll-deduction products to employees of its corporate clients. Principal products include group and individual life insurance and non-medical group insurance products.

Group life and disability insurance and employee benefit related services are offered by the Company.

• Employee benefits products are marketed through major brokerage operations and through direct sales to employers.

•           Group term life insurance is marketed to employer groups in the Company’s target market. Premiums for these policies are based largely upon the experience of the Company, and in some instances, on the experience of the particular group policyholder. The primary risks related to this line of business include deviations from expected mortality, expenses, and investment income. The Company seeks to control the mortality risk through reinsurance treaties.

•           The Company also markets group disability income insurance. This coverage compensates employees for loss of income due to sickness or injury. The profitability of this business is affected by morbidity experience and the investment return on assets supporting the policy reserves.

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

Group Annuities: The Company has offered deferred group annuity contracts primarily to small businesses. Currently, the Company is not actively marketing these contracts. Deferred group annuity contracts include programs offered to qualified and nonqualified deferred compensation plans that package administrative and record-keeping services along with a variety of investment options, including affiliated and nonaffiliated mutual funds and variable and fixed investment options.

Group annuity contracts contain variable and/or fixed investment options. Variable options generally provide for full assumption by the customer of investment risks. Assets supporting variable annuity options are held in separate accounts that invest in mutual funds managed and/or distributed by RLNY, its affiliates, or unaffiliated entities. Variable separate account investment income and realized capital gains and losses are not reflected in the Statements of Operations.

Fixed options are “fully-guaranteed”. Fully-guaranteed fixed options provide guarantees on investment return, maturity values, and, if applicable, benefit payments.

Assets Under Management

A substantial portion of the Company’s fees or other charges and margins are based on general and separate account assets under management (“AUM”). General account AUM represents assets in which the Company bears the investment risk. Separate account AUM represent assets in which the contractowners bear the investment risk. AUM is principally affected by net deposits (i.e., life and annuity premiums, less surrenders) and investment performance (i.e., interest credited to customer accounts for fixed options or market performance for variable options). The general and separate account AUM that supported fixed and variable products and policy loans was as follows at December 31, 2005 and 2004.

	2005	2004
Fixed products	$1,798.7	$1,732.7
Variable products	678.5	570.0
Policy loans	93.4	90.9
Total	$2,570.6	$2,393.6

Competition

The businesses in which the Company engages are highly competitive. The products compete in marketplaces characterized by a large number of competitors with similar products. Competition is based largely upon the crediting rates under the policies, the credit and claims paying ratings of competing insurers, name recognition, the commission structures of competing insurers, and the levels of service afforded distributors. Competing investment opportunities are also made available by mutual funds, banks, and other financial intermediaries, many of which have greater resources than the Company. The products are not generally eligible for legal protection from being copied by others, and capital is the most significant barrier to entry by new competitors.

Group life insurance is a homogeneous product sold in a highly competitive market. The Company’s competitors include all of the largest insurers doing business in the United States.

Reserves

The Company records as liabilities actuarially-determined reserves that are calculated to meet the Company’s future obligations under its universal, variable and traditional life policies, fixed and variable annuity contracts, accident and health policies, supplemental contracts, and miscellaneous supplemental benefits and riders. Generally, reserves are calculated using mortality and withdrawal rate assumptions based on relevant Company experience and are periodically reviewed against both industry standards and experience.

Reserves for universal life products are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon. In addition, the Company holds reserves as required by Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”), for certain products with anticipated losses in later policy durations. The Company also holds unearned revenue reserves related to contractual charges deemed to be earned in future periods. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums.

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Reserve interest rates vary by product up to 8.0% for the years 2005, 2004, and 2003.

Reserves for immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rates, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. For the years 2005, 2004, and 2003, reserve interest discount rates range from 4.8% to 8.8%.

As discussed above under “Products and Services, Strategy, Method of Distribution, and Principal Markets,” the Company established reserves for the guaranteed death benefits included in variable annuities.

As of December 31, 2005, RLNY’s $2,457.2 of reserves (general and separate account before reinsurance) and deposit-type funds were comprised of each type of the following products:

	Amount	% of Total
Variable and fixed life	$850.3	34.6%
Variable and fixed annuity	738.9	30.1%
Group life and health	528.2	21.5%
Group annuity	339.8	13.8%
Total	$2,457.2	100.0%

Reinsurance Arrangements

The Company utilizes indemnity reinsurance agreements to reduce its exposure to large losses from its life and annuity insurance businesses. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the Company’s primary liability as the direct insurer of the risks. The Company’s retention limit is $0.3 per insurable life for individual retail coverage. For group coverage and individual payroll deduction coverage, the retention limits are $0.8 and $0.5, respectively, per life with per occurrence limitations, subject to certain maximums. Reinsurance treaties are structured as yearly renewable term, coinsurance, or modified coinsurance. The Company currently has a concentration of reinsurance with ReliaStar Life. At December 31, 2005 and 2004, the Company had $17.9 and $9.1, respectively, of reserves ceded under the reinsurance agreements with its parent, representing 17.8% and 10.8%, respectively, of the total Reinsurance recoverable.

The Company evaluates the financial strength of potential reinsurers and continually monitors the financial strength and credit ratings of its reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company’s Balance Sheets.

Investment Overview and Strategy

The Company’s investment strategy focuses on diversification by asset class. The Company seeks to achieve economic diversification while reducing overall credit risk and liquidity risk. In addition, the Company seeks to mitigate the impact of cash flow variability from embedded options within certain investment products, such as convexity risk on collateralized mortgage obligations and call options. The investment management function is centralized under ING Investment Management LLC, an affiliate of the Company, pursuant to an investment advisory agreement. Separate portfolios are established for groups of products with similar liability characteristics within the Company.

The Company’s general account invests primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type’s objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio weighted average asset quality rating of A based on Standard & Poor’s (“S&P”) ratings classifications. The weighted average excludes mortgage loans but includes mortgage-backed securities which are reported with bonds.

Ratings

On December 15, 2004, S&P reaffirmed its AA (Very Strong) counterparty credit and financial strength rating of ING’s primary U.S. insurance operating companies (“ING U.S.”), including the Company. S&P also on this date revised the outlook on the core insurance operating companies from negative to stable, reflecting ING’s commercial position and diversification, financial flexibility, reduced capital leverage, and improved profitability. The outlook revisions recognize ING’s progress in setting a more focused and decisive strategic direction and implementing more integrated financial management across banking and insurance. There has been no change in S&P’s rating of ING U.S., including the Company.

On May 6, 2005, Moody’s Investor’s Service, Inc. (“Moody’s”) issued a credit opinion affirming the financial strength rating of ING U.S., including the Company, of Aa3 (Excellent) with a stable outlook. The rating is based on the strong implicit support and financial strength of the parent company, ING. Furthermore, Moody’s noted that ING U.S. has built a leading market share in the domestic individual life insurance, annuity, and retirement plan businesses. ING U.S. enjoys product diversity, further enhancing its credit profile through the use of these multiple distribution channels.

On February 24, 2006, A.M. Best Company, Inc. (“A.M. Best”) reaffirmed the financial strength rating of A+ (Superior) of ING U.S., including the Company, while revising its outlook from negative to stable. A.M. Best has also affirmed and assigned issuer credit ratings of aa- to the same entities.

Regulation

The Company’s operations are subject to comprehensive regulation throughout the United States. The laws of the various jurisdictions establish supervisory agencies, including the state insurance departments, with broad authority to grant licenses to transact business and regulate many aspects of the products and services offered by the Company, as well as solvency and reserve adequacy. Many agencies also regulate the investment activities of insurance companies on the basis of quality, diversification, and other quantitative criteria. The Company’s operations and accounts are subject to examination at regular intervals by certain of these regulators.

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

The SEC, the National Association of Securities Dealers (“NASD”) and, to a lesser extent, the states, regulate sales and investment management activities and operations of the Company. Generally, the Company’s variable life and variable annuity products and certain of its fixed annuities are registered as securities with the SEC. Regulations of the SEC, Department of Labor, and Internal Revenue Service also impact certain of the Company’s annuity, life insurance and other investment and retirement products. These products may involve separate accounts and mutual funds registered under the Investment Company Act of 1940. The Company also provides a variety of products and services to employee benefit plans that are covered by the Employee Retirement Income Security Act of 1974.

Insurance Holding Company Laws

A number of states regulate affiliated groups of insurers such as the Company under holding company statutes. These laws, among other things, place certain restrictions on transactions between affiliates such as dividends and other distributions that may be paid to the Company’s parent corporation.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Association and the amount of premiums written in each state. The Company has estimated this liability to be $0.3 as of December 31, 2005 and 2004, and has recorded a reserve. The Company has also recorded an asset of $0.2 as of December 31, 2005 and 2004, for future credits to premium taxes for assessments already paid.

For information regarding certain other potential regulatory changes related to the Company’s businesses, see Item 1A. Risk Factors.

Employees and Other Shared Services

The Company had 83 employees as of December 31, 2005, primarily focused on managing the product distribution, marketing, customer service, and product and financial management of the Company. The Company also utilizes services provided by ING North America Insurance Corporation and other affiliates. These services include underwriting and new business processing, actuarial, risk management, human resources, investment management, finance, information technology, and legal and compliance services. The affiliated companies are reimbursed for the Company’s use of various services and facilities under a variety of intercompany agreements.

Item 1A.	Risk Factors

In addition to the normal risks of business, the Company is subject to significant risks and uncertainties, including those which are described below.

Changes in underwriting and actual experience could materially affect profitability

The Company prices its products based on long-term assumptions regarding investment returns, mortality, morbidity, persistency, and operating costs. Management establishes target returns for each product based upon these factors and the average amount of regulatory and rating agency capital that the Company must hold to support in-force contracts. The Company monitors and manages pricing and sales mix to achieve target returns. Profitability from a new business emerges over a period of years, depending on the nature and life of the product, and is subject to variability as actual results may differ from pricing assumptions.

The Company’s profitability depends on the following:

• Adequacy of investment margins;
• Management of market and credit risks associated with investments;
• Ability to maintain premiums and contract charges at a level adequate to cover mortality and morbidity benefits;
• Adequacy of contract charges on variable contracts to cover the cost of product features;
• Persistency of policies to ensure recovery of acquisition expenses; and
• Management of operating costs and expenses within anticipated pricing allowances.

Changes in reserve estimates may reduce profitability

The Company establishes reserves based upon estimates of how much the Company will pay for future benefits and claims. The Company calculates reserves based on many assumptions and estimates including future investment yields, mortality, morbidity, policy terminations, and expenses. The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain. The Company periodically reviews the adequacy of reserves. However, the Company cannot determine with precision the amounts that the Company will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. If actual experience differs significantly from assumptions or estimates, reserves may not be adequate. As a result, the Company would incur a charge to earnings in the quarter in which the reserves are increased.

Efforts to reduce the impact of interest rate changes on profitability and financial condition may not be effective

Changes in interest rates may negatively affect the Company’s attempts to maintain profitable spreads between the amounts earned on its general account investments and the amounts paid under its annuity and insurance contracts.

As interest rates rise, life insurance surrenders and fixed annuity contract surrenders and withdrawals may increase as policyholders and contractholders seek higher returns. To raise the cash necessary to fund such surrenders and withdrawals, the Company may need to sell investments at capital losses. An increase in contract surrenders and withdrawals may also require the Company to accelerate amortization of deferred policy acquisition costs relating to such contracts, further reducing profits.

As interest rates decline, borrowers may prepay or redeem mortgages and bonds with embedded call options that are owned as investments by the Company. This may force the Company to reinvest the proceeds at lower interest rates. In addition, some of the Company’s annuity products contain minimum interest rate guarantees that limit the Company’s ability to lower interest rates credited to contractowners in response to lower investment returns. A decrease in the difference between earned investment income and the interest credited to contractowners further reduces profits.

The Company’s investment portfolio is subject to risks that may reduce the value of invested assets and adversely affect sales, profitability, and investment returns credited to contractowners

The Company’s investment portfolio is subject to several risks, including the following:

• An increase in defaults or delinquency in investment portfolios;

•         Greater difficulty selling privately placed and certain asset-backed fixed maturity securities and commercial mortgage loans at attractive prices and in a timely manner, as both are less liquid than publicly traded fixed maturity securities;

•         Borrower prepayment or redemption, prior to maturity, of mortgages that back mortgage-backed securities and bonds with embedded call options could force the Company to reinvest proceeds at lower interest rates;

• An increase in environmental liability exposure from the Company’s commercial mortgage loan portfolio; and
• Losses in the commercial mortgage loan portfolio as a result of economic downturns or natural disasters

The continued threat of terrorism and ongoing military and other actions may result in decreases in the Company’s net income, revenue and assets under management and may adversely affect the Company’s investment portfolio

The continued threat of terrorism within the U.S. and abroad and the ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets, loss of life, disruptions to commerce and reduce economic activity. These consequences could have an adverse effect on the value of the assets in the Company’s investment portfolio, business operations and financial results. Terrorist attacks also could disrupt the Company’s operations centers in the U.S., or could cause higher than expected death claims at a group client location. As a result, it is possible that any, or a combination of all, of these factors may have an adverse impact on the Company’s business operations and financial results.

A downgrade in the Company’s ratings may negatively affect profitability and financial condition

Ratings are an important factor in establishing the competitive position of insurance companies. A downgrade, or the potential for a downgrade, of any of the Company’s ratings may lead to lower fee income as follows:

• Increase number of interest-sensitive life and annuity contract surrenders and withdrawals and case/policy lapses;
• Termination of relationships with broker-dealers, banks, agents, wholesalers, and other distributors of products and services; and
• Reduction of new product sales.

The Company cannot predict what actions rating organizations may take, or what actions it may be required to take in response to the actions of rating organizations, which could adversely affect the Company. Rating organizations assign ratings based upon several factors, including the following:

• Statutory capital;
• Risk of investment portfolio;
• Economic trends affecting the financial services industry;
• Changes in models and formulas used by rating organizations to assess the financial strength of a rated company;
• The rated company’s internal circumstances; and
• Other circumstances outside the rated company’s control.

The continued availability of capital may affect the ability to grow

The Company has, from time to time, required capital to increase its reserves associated with growth from product sales. Although the Company believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital required and available can vary due to a variety of circumstances that may not be predictable, foreseeable, or within its control. A lack of sufficient capital could hinder the Company’s ability to grow.

A loss of key product distribution relationships could materially affect sales

The Company distributes certain products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more of these agreements due to, for example, a change in control of one of the distributors, could reduce sales.

Competition could negatively affect the ability to maintain or increase profitability

The insurance industry is intensely competitive. The Company competes based on factors including the following:

• Name recognition and reputation;
• Service;
• Investment performance;
• Product features;
• Price;
• Perceived financial strength; and
• Claims paying and credit ratings.

The Company’s competitors include insurers, broker-dealers, financial advisors, asset managers, and other financial institutions, which may, for example, have greater market share, offer a broader range of products, or have higher claims-paying or credit ratings than the Company.

In recent years, there has been substantial consolidation among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. Furthermore, larger competitors may lower operating costs and have an ability to absorb greater risk, while maintaining financial strength ratings, allowing them to price products more competitively. The Company expects consolidation to continue and perhaps accelerate in the future, increasing competitive pressure.

Changes in federal income tax law could make some products less attractive to contractowners and increase tax costs

The Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”) and the Jobs and Growth Tax Relief Reconciliation Act of 2003 contain provisions that will, over time, significantly lower individual tax rates. This decrease will reduce the benefits of deferral on the build-up of value of annuities and life insurance products. EGTRRA also includes provisions that will eliminate, over time, estate, gift, and generation-skipping taxes and partially eliminate the step-up in basis rule applicable to property held in a decedent’s estate. Many of these provisions expire in 2008 and 2010. The Bush Administration, however, has proposed that many of the rate reductions and tax-favored savings initiatives be made permanent. Although the Company cannot predict the overall effect on product sales, some of these tax law changes could hinder sales and result in the increased surrender of insurance and annuity products.

Litigation may adversely affect profitability and financial condition

The Company is, and may be in the future, subject to legal actions in the ordinary course of insurance, investment management and other business operations. These legal actions may include proceedings relating to aspects of businesses and operations that are specific to the Company, and proceedings that are typical of the businesses in which the Company operates. Some of these proceedings may be brought on behalf of a class. Plaintiffs may seek large or indeterminate amounts of damage, including compensatory, liquidated, treble and/or punitive damages. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation, it is possible that an adverse outcome could, from time to time, have an adverse effect on the Company’s results of operation or cash flows in particular quarterly or annual periods.

Changes in regulation in the United States and recent regulatory investigations may reduce profitability

The Company’s insurance and securities business is subject to comprehensive state and federal regulation and supervision throughout the United States. The primary purpose of state regulation is to protect contractowners, and not necessarily to protect creditors and investors. State insurance regulators, state attorneys general, the National Association of Insurance Commissioners, the SEC, and the NASD continually reexamine existing laws and regulations and may impose changes in the future. Changes in legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation, and federal taxation, could lessen the competitive advantages of certain of the Company’s products, result in the surrender of existing contracts and policies, increase cost, or reduce new product sales, thus reducing the Company’s profitability.

Since 2002, the insurance industry has become the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries. These initiatives currently focus on areas such as, inappropriate trading of fund shares; revenue sharing and directed brokerage; sales and marketing practices; suitability; arrangements with service providers; pricing; compensation and sales incentives; potential conflicts of interest; potential anti-competitive activity; reinsurance; specific product types (including group annuities and indexed annuities); and adequacy of disclosure. It is likely that the scope of these industry investigations will become broader before they conclude.

In some cases, this regulatory scrutiny has led to new proposed legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged, or has resulted in regulatory penalties, and litigation. At this time, the Company does not believe that any of this regulatory scrutiny will have a material adverse affect on it. However, the Company cannot guarantee that new laws, regulations and other regulatory action aimed at the business practices under scrutiny would not adversely affect its business. The adoption of new laws and regulations, enforcement action or litigation, whether or not involving the Company, could influence the manner in which the Company distributes its products and adversely impact profitability.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect profitability and financial condition

The Company’s financial statements are subject to the application of generally accepted accounting principles, or GAAP, which is periodically revised and/or expanded. Accordingly, the Company is required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. The adoption of new or revised accounting standards could change the Company’s current accounting treatment and have a material adverse effect on timing and/or amount of its reported profitability and financial condition.

Reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance

The collectibility of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of the reinsurance treaty or contract. The Company’s inability to collect a material recovery from a reinsurer could have a material adverse effect on profitability and financial condition.

Reinsurance may be unavailable at historical levels and prices, which may limit the ability to sell new business

Market conditions beyond the Company’s control determine the availability and cost of reinsurance. No assurances can be made that reinsurance will remain available to the Company to the same extent and on the same terms and rates as are currently available. If the Company were unable to maintain the current level of reinsurance at prices that are acceptable, the Company would either have to accept an increase in the liability exposure, reduce sales, or seek other alternatives.

A failure of the Company’s operating systems or a compromise of their security could adversely affect the Company’s results of operation and financial condition.

The Company is highly dependent on automated systems to record and process Company and customer transactions. The Company may experience a failure of its operating systems or a compromise of their security due to technical system flaws, clerical or record-keeping errors, or tampering or manipulation of those systems by employees or unauthorized third parties. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its customers. Operating system failures or disruptions or the compromise of their security could subject the Company to regulatory sanctions, or other claims, harm the Company’s reputation, interrupt the Company’s operations and adversely affect the Company’s business, results of operation or financial condition.

Item 1B.	Unresolved Staff Comments

Omitted as registrant is neither an accelerated filer nor a well-known seasoned issuer.

Item 2.	Properties

The Company’s home office is located at 1000 Woodbury Road, Suite 208, Woodbury, NY 11797. All Company office space is leased or subleased by the Company or its other affiliates. The Company pays substantially all expenses associated with its leased and subleased office properties. Affiliates within ING’s U.S. operations provide the Company with various management, finance, investment management, and other administrative services, from facilities located at 5780 Powers Ferry Road, N.W., Atlanta, Georgia 30327-4390. Affiliates also provide the Company with product development, sales, marketing, customer service, and other administrative services from facilities located in Minneapolis, Minnesota, West Chester, Pennsylvania, and Minot, North Dakota. The affiliated companies are reimbursed for the Company’s use of these services and facilities under intercompany agreements.

Item 3.	Legal Proceedings

The Company is involved in threatened or pending lawsuits/arbitrations, arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitration, suits against the Company sometimes include claims for substantial compensatory, consequential, or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations in light of existing insurance, reinsurance and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I (2)(c) of Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(Dollar amounts in millions, unless otherwise stated)

There is no public trading market for the Company’s common stock. Since October 1, 2003, all of the Company’s outstanding common stock is owned by its parent ReliaStar Life, which is a wholly-owned subsidiary of Lion. All of the outstanding common stock of Lion is owned by ING America Insurance Holdings, Inc. (“ING AIH”), whose ultimate parent is ING. Prior to October 1, 2003, the Company’s outstanding shares were owned by Security-Connecticut Life Insurance Company.

The Company’s ability to pay dividends to its parent is subject to the prior notice/ approval of the insurance regulatory authorities of the State of New York for payment of any dividend, which, when combined with other dividends paid within the calendar year, exceeds the lesser of (1) ten percent (10%) of the Company’s statutory surplus at prior year end or (2) the Company’s prior year statutory net gain from operations, not including realized capital gains.

The Company paid $20.8, $27.2, and $25.5, in dividends on its common stock to its Parent during 2005, 2004, and 2003, respectively.

The Company did not receive capital contributions in 2005, 2004, and 2003.

Item 6.	Selected Financial Data

(Dollar amounts in millions, unless otherwise stated)

RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK
3-YEAR SUMMARY OF SELECTED FINANCIAL DATA

	2005	2004	2003
OPERATING RESULTS
Net investment income	$116.6	$120.6	$122.5
Fee income	101.5	99.1	98.3
Premiums	78.0	66.3	63.5
Net realized capital gains	9.5	9.3	10.6
Total revenue	305.9	296.0	295.2
Interest credited and other benefits to
policyholders/contractowners	182.6	189.6	148.0
Amortization of deferred policy acquisition
costs and value of business acquired	7.3	9.4	30.9
Income before cumulative effect of
change in accounting principle	36.8	30.8	53.9
Cumulative effect of change in accounting
principle, net of tax	-	0.8	-
Net income	36.8	31.6	53.9

FINANCIAL POSITION
Total investments	$2,040.8	$2,090.1	$2,035.8
Assets held in separate accounts	653.7	537.7	513.8
Total assets	3,066.9	2,972.4	2,826.3
Future policy benefits and claims reserves	1,803.5	1,772.5	1,677.2
Liabilities related to separate accounts	653.7	537.7	513.8
Total shareholder's equity	437.9	451.6	454.6

ASSETS UNDER MANAGEMENT
Fixed products	$1,798.7	$1,732.7	$1,652.6
Variable products	678.5	570.0	540.6
Policy loans	93.4	90.9	86.6
Total	$2,570.6	$2,393.6	$2,279.8

Item 7.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ReliaStar Life Insurance Company of New York (“RLNY” or the “Company,” as appropriate) for each of the three years ended December 31, 2005, 2004, and 2003 and the financial condition as of December 31, 2005 and 2004. This item should be read in its entirety and in conjunction with the selected financial data, financial statements and related notes, and other supplemental data which can be found under Part II, Item 6 and Item 8 contained herein.

Forward-Looking Information/Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as “expect,” “anticipate,” “believe,” or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company’s beliefs concerning future levels of sales and redemptions of the Company’s products, investment spreads and yields, or the earnings and profitability of the Company’s activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to the following: (1) changes in underwriting and actual experience could materially affect profitability; (2) changes in reserve estimates may reduce profitability; (3) efforts to reduce the impact of interest rate changes on profitability and financial condition may not be effective; (4) the Company’s investment portfolio is subject to risks that may reduce the value of invested assets and adversely affect sales, profitability, and investment returns credited to contractowners; (5) the continued threat of terrorism and ongoing military and other actions may result in decreases in the Company’s net income, revenue, and assets under management and may adversely affect the Company’s investment portfolio; (6) a downgrade in the Company’s ratings may negatively affect profitability and financial condition; (7) the continued availability of capital may affect the ability to grow;

(8) a loss of key product distribution relationships could materially affect sales; (9) competition could negatively affect the ability to maintain or increase profitability; (10) changes in federal income tax law could make some products less attractive to contractowners and increase tax costs; (11) litigation may adversely affect profitability and financial condition; (12) changes in regulation in the United States and recent regulatory investigations may reduce profitability; (13) changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect profitability and financial condition; (14) reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance; (15) reinsurance may be unavailable at historical levels and prices, which may limit the ability to sell new business; and (16) failure of the Company’s operating systems or a compromise of their security could adversely affect the Company’s results of operation and financial condition. Investors are also directed to consider the other risks and uncertainties discussed in Items 1A., 7. and 7A. contained herein and in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

Basis of Presentation

RLNY is a stock life insurance company domiciled in the State of New York and provides financial products and services in the United States. RLNY is authorized to conduct its insurance business in the District of Columbia and all states.

RLNY is a direct, wholly-owned subsidiary of ReliaStar Life Insurance Company (“ReliaStar Life” or “Parent”), which is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion”), a Connecticut holding and management company. Lion is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING".

Until October 1, 2003, the Company was a wholly-owned subsidiary of Security-Connecticut Life Insurance Company (“Security-Connecticut Life”), a Minnesota domiciled insurance company, which provided financial products and services in the United States. Effective October 1, 2003, Security-Connecticut merged with and into ReliaStar Life.

The Company has one operating segment, ING U.S. Financial Services.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: reserves, valuation of investments and other-than-temporary impairments, and amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”). In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

Reserves

The Company establishes and carries actuarially-determined reserves that are calculated to meet its future obligations. Generally, reserves are calculated using mortality and withdrawal rate assumptions based on relevant Company experience and are periodically reviewed against both industry standards and experience. Changes in, or deviations from, the assumptions used can significantly affect the Company’s reserve levels and related future operations.

Future policy benefits and claims reserves include reserves for universal and traditional life insurance contracts, deferred annuities and immediate annuities with and without life contingent payouts.

Reserves for universal and variable life products are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon. Unearned revenue reserves represent contractual charges deemed to be earned in future periods. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums.

Unpaid claims and claim expenses for all lines of insurance include benefits for reported losses and estimates of benefits for losses incurred but not reported.

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Reserve interest rates vary by product up to 8.0% for 2005, 2004, and 2003.

Reserves for immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. For 2005, 2004, and 2003, reserve interest discount rates ranged from 4.8% to 8.8%.

Reserves for equity indexed annuities are computed in accordance with Statement of Financial Accounting Standards (“FAS”) No. 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”) and FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”). Accordingly, the aggregate initial liability is equal to the deposit received (plus a bonus, if applicable), and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in the Statements of Operations.

Under Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”), the Company calculates additional liabilities (“SOP 03-1 reserves”) for certain guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees. The SOP 03-1 reserve recognizes the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

The SOP 03-1 reserve for life insurance products is calculated using the same assumptions used in the determination of estimated gross profits, according to which, deferred acquisition costs are amortized. The Company calculates a benefit ratio for each block of business subject to SOP 03-1, and calculates an SOP 03-1 reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess death benefits during the period. The SOP 03-1 reserve is accumulated at interest rates using the contract-credited rate for the period. The calculated reserve includes a provision for universal life contracts with patterns of cost of insurance charges that produce losses in later policy years.

The SOP 03-1 reserve for annuities with GMDBs is determined each period by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

The annuities with guaranteed minimum accumulation benefits (“GMABs”) and with guaranteed minimum withdrawal benefit (“GMWBs”) where the guarantee does not involve life contingency are considered to be derivatives under FAS No. 133. The additional liabilities for these guarantees are recognized at fair value with changes in fair value recorded in the Statements of Operations.

The SOP 03-1 reserve for the guaranteed minimum income benefits (“GMIB”) and GMWBs where the guarantee involves life contingency, is determined each period by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if the actual experience or other evidence suggests that earlier assumptions should be revised. In addition, the calculation of the GMIB and GMWB liability assumes dynamic surrenders and dynamic annuitization reflecting the extent to which the benefit, at the time of payment, has a positive value.

Valuation of Investments and Other-Than-Temporary Impairments

All of the Company’s fixed maturity and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in Shareholder’s equity, after adjustment for related changes in DAC, VOBA, and deferred income taxes.

Fair values for the Company’s investments, primarily fixed maturities, are generally obtained from independent pricing services or broker-dealer quotations. Fair values for privately placed bonds are determined using a matrix-based model. The matrix-based model considers the level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. The fair values for equity securities are based on quoted market prices. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value, where applicable.

The Company’s accounting policy requires that a decline in the value of an investment below its amortized cost basis be assessed to determine if the decline is other-than-temporary. If so, the investment is deemed to be other-than-temporarily impaired, and a charge is recorded in Net realized capital gains (losses) equal to the difference between fair value and the amortized cost basis of the investment. The fair value of the other-than-temporarily impaired investment becomes its new cost basis.

The evaluation of other-than-temporary impairments included in the Company’s general account is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include the length of time and extent to which the fair value has been less than amortized cost, the issuer’s financial condition or near-term prospects, future economic conditions and market forecasts, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for recovery in fair value.

In addition, the Company invests in structured securities that meet the criteria of Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Under EITF 99-20, a determination of the required impairment is based on the analyses discussed in the preceding paragraph, as well as, credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment. An impairment is recognized if the fair value of the security is less than amortized cost and there has been an adverse change in cash flow since the last remeasurement date.

Amortization of Deferred Acquisition Costs and Value of Business Acquired

DAC represent policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and agency expenses, related to the production of new and renewal business.

VOBA represents the outstanding value of in force business capitalized in purchase accounting when the Company was acquired and is subject to amortization. The value is based on the present value of estimated profits embedded in the Company’s contracts.

FAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS No. 60”), applies to traditional life insurance products, primarily whole life and term life insurance contracts. Under FAS No. 60, DAC and VOBA are amortized over the premium payment period, in proportion to the premium revenue recognized.

FAS No. 97 applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, DAC and VOBA are amortized, with interest, over the life of the related contracts in relation to the present value of estimated future gross profits from investment, mortality, and expense margins, plus surrender charges.

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

Due to the relative size and sensitivity to minor changes in underlying assumptions of DAC and VOBA balances, the Company performs a quarterly and annual analyses of DAC and VOBA. The DAC and VOBA balances are also evaluated for recoverability.

At each evaluation date, actual historical gross profits are reflected, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised (“unlocking”), retroactively to the date of the policy or contract issuance. The cumulative unlocking is recognized as a component of current period amortization. In general, sustained increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. However, sustained decreases in investment, mortality, and expense margins, and thus estimated future profits, increase the rate of amortization.

For interest rate and equity sensitivity and related effects on DAC and VOBA, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Results of Operations

Overview

The Company principally provides and distributes life insurance and related financial services products, including individual life insurance and annuities, group life and health products and services. The Company’s strategy is to offer a wide variety of products and services designed to address customers’ needs for financial security, especially tax-advantaged savings for retirement and protection in the event of death.

The Company derives its revenue primarily from: a) investment income earned on the investment of fixed assets under management (“AUM”); b) fee income consisting of mortality, expense, and surrender charges on universal life, variable life and annuity products; and c) premiums on individual term life, group life, and health insurance products. The Company’s expenses consist mainly of a) interest credited on annuity and life insurance products; b) claims paid on term life insurance, universal life, and variable universal life policies, as well as benefits paid on health insurance policies; c) other policy maintenance and general business expenses; and d) amortization of DAC and VOBA.

Economic Analysis

The current economic environment presents challenges and opportunities for the Company and the insurance industry. The Company’s sales and financial results continue to be affected by economic trends.

On the positive side, the improved equity market performance has presented opportunities for life insurers, because fee revenue from variable annuities has a direct correlation with equity market performance. Also, variable annuity product demand has grown with consumer demand for equity investments.

On the negative side, the interest rates remained historically low, which put pressure on interest spreads as declining investment portfolio yields drew closer to minimum crediting rates guarantees on certain products. Furthermore, the market in 2005 experienced a flat yield curve, with negligible extra yield on a 10-year bond versus a five-year bond. This flat yield curve hurt the competitiveness of fixed annuities as compared to other short-term instruments.

Year ended December 31, 2005 compared to year ended December 31, 2004

The Company’s results of operations for the year ended December 31, 2005, and changes therein, were primarily impacted by the change in reinsurance and higher sales of certain group products partially offset by larger operating expenses. In 2005, the Company also experienced reduced policyholder/contractowner benefits expenses, lower DAC and VOBA amortization, and a decline in investment income. In addition, the improved performance of equity markets had a favorable effect on sales of variable annuity products and on the value of the Company’s variable AUM. However, the rising interest rates reduced the average fixed AUM and resulted in lower gains recognized on the sale of fixed maturities and lower investment yields.

	Year Ended December 31,		$ Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
Net investment income	$116.6	$120.6	$(4.0)	(3.3)%
Fee income	101.5	99.1	2.4	2.4%
Premiums	78.0	66.3	11.7	17.6%
Net realized capital gains	9.5	9.3	0.2	2.2%
Other income	0.3	0.7	(0.4)	(57.1)%
Total revenue	305.9	296.0	9.9	3.3%

Benefits and expenses:
Interest credited and other benefits to
policyholders/contractowners	182.6	189.6	(7.0)	(3.7)%
Operating expenses	61.7	49.6	12.1	24.4%
Amortization of deferred policy acquisition
costs and value of business acquired	7.3	9.4	(2.1)	(22.3)%
Interest expense	0.1	-	0.1	NM
Total benefits and expenses	251.7	248.6	3.1	1.2%

Income before income taxes and cumulative
effect of change in accounting principle	54.2	47.4	6.8	14.3%
Income tax expense	17.4	16.6	0.8	4.8%
Income before cumulative effect
of change in accounting principle	36.8	30.8	6.0	19.5%
Cumulative effect of change in
accounting principle, net of tax	-	0.8	(0.8)	NM
Net income	$36.8	$31.6	$5.2	16.5%

Effective tax rate	32.1%	35.0%

NM - Not meaningful.

Revenues

The growth in total revenue during 2005 was primarily driven by change in reinsurance and higher sales of certain group products and an increase in variable AUM, partially offset by lower investment yields. Premiums increased largely due to the elimination of ceded premiums on discontinued group products and the growth of group stop-loss product sales.

The rise in Fee income for 2005 resulted from the increase in variable AUM due to higher sales of variable annuity products and favorable equity market returns.

The positive impact of increased revenues was partially offset by a decrease in Net investment income. The decline in Net investment income is primarily due to lower investment yields experienced in 2005 due to the continuing low interest rate environment. In addition, the rise of short-term borrowing rates resulted in higher investment expenses related to securities lending agreements during the last two quarters of 2005.

Benefits and Expenses

Total benefits and expenses increased during 2005, largely due to an increase in Operating expenses, partially offset by a decrease in Interest credited and other benefits to policyholders/contractowners.

The increase in Operating expenses is mainly related to a higher spending associated with employee benefits costs, sales and marketing expenses, information technology and other strategic projects. Also, in 2005 the Company experienced a lower percentage of commission deferrals on life and employee benefits products.

Interest credited and other benefits to policyholders/contractowners decreased due to the revision of the assumptions related to reinsurance cash flows which resulted in higher future expected reinsurance recoveries in the last quarter of 2005. In addition, the lower volume of claims and smaller average claim size were experienced in 2005 in association with individual life products. These favorable results, however, were partially offset by unfavorable experience on group life and health insurance products, and increases in reserves related to the growth of individual stop loss block of business during 2005 and the release of ceded reserves on discontinued group products.

Amortization of DAC and VOBA decreased as a result of (a) deceleration of amortization rates for certain individual life insurance products in 2005 due to changes in assumptions of future gross profits, and (b) lower sales and actual gross profits in 2005 on certain individual life insurance products partially offset by higher 2005 actual gross profits on certain annuity and group insurance products.

Income Tax and Cumulative Effect of Change in Accounting Principle

While Income tax expense did not fluctuate significantly during 2005 compared to 2004, the decrease in the effective tax rate reflects non-recurring favorable adjustments to the 2005 tax provision due to a reduction in the tax liability as a result of the completion of the Internal Revenue Service (“IRS”) examination of the Company returns through tax year 2001.

The Cumulative effect of change in accounting principle for 2004 is related to the adoption of SOP 03-1, and Technical Practice Aid 6300.05 - 6300.08, “Q&As Related to the Implementation of SOP 03-1, ‘Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounting’” (the “TPA”). (See Recently Adopted Accounting Standards below for further information.)

Year ended December 31, 2004 compared to year ended December 31, 2003

The Company’s results of operations for the year ended December 31, 2004, and changes therein, were primarily impacted by higher mortality costs, increased operating expenses, and an increase in interest rates. The increase in interest rates reduced the value of invested assets and resulted in lower gains realized on the sale of fixed maturities.

The increase in benefits and expenses was partially offset by the decrease in Amortization of DAC and VOBA and higher Premiums and Fee income. In addition, the rise in equity markets had a favorable effect on sales of variable products and on the value of the Company’s variable AUM.

	Year Ended December 31,		$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
Revenues:
Net investment income	$120.6	$122.5	$(1.9)	(1.6)%
Fee income	99.1	98.3	0.8	0.8%
Premiums	66.3	63.5	2.8	4.4%
Net realized capital gains	9.3	10.6	(1.3)	(12.3)%
Other income	0.7	0.3	0.4	NM
Total revenue	296.0	295.2	0.8	0.3%

Benefits and expenses:
Interest credited and other benefits to
policyholders/contractowners	189.6	148.0	41.6	28.1%
Operating expenses	49.6	36.1	13.5	37.4%
Amortization of deferred policy acquisition
costs and value of business acquired	9.4	30.9	(21.5)	(69.6)%
Total benefits and expenses	248.6	215.0	33.6	15.6%

Income before income taxes and cumulative
effect of change in accounting principle	47.4	80.2	(32.8)	(40.9)%
Income tax expense	16.6	26.3	(9.7)	(36.9)%
Income before cumulative effect of change
in accounting principle	30.8	53.9	(23.1)	(42.9)%
Cumulative effect of change in accounting
principle, net of tax	0.8	-	0.8	NM
Net income	$31.6	$53.9	$(22.3)	(41.4)%

Effective tax rate	35.0%	32.8%

NM - Not meaningful.

Revenues

The increase in total revenue was mainly due to an increase in Premiums, which resulted from higher sales of group annual term and stop loss products. In addition, Fee income increased, mainly due to a rise of variable AUM associated with favorable equity markets. Also, cost of insurance charges were higher during 2004 compared to 2003.

These favorable results were partially offset by decreases in Net investment income and Net realized capital gains. The increase in long-term interest rates resulted in the reduction of gains recognized on the sale of fixed maturities. Although interest rates increased in 2004, rates remained historically low, which continued to drive down the yields on fixed maturities and mortgage loans in 2004.

Benefits and Expenses

Total benefits and expenses increased during 2004, largely due to increases in Interest credited and other benefits to policyholders/contractowners and Operating expenses, partially offset by a decrease in Amortization of DAC and VOBA.

The significant increase in Interest credited and other benefits to policyholders/contractowners resulted from large claims filed in 2004, one of which was not reinsured. Operating expenses were also higher in 2004, which reflects the general growth of the group business and lower level of deferrals.

This increase in expenses was partially offset by the reduction in Amortization of DAC and VOBA, primarily due to a change in the Company’s amortization rate as a result of assumption changes related to mortality, lapse, expense, interest amounts, and portfolio return, as well as modeling improvements. These assumption changes resulted in a decrease in amortization in 2004 and an increase in amortization in 2003. In addition, there was no amortization recognized for the group annuity products in 2004 as a result of the write-off of related DAC and VOBA in 2003.

Income Tax and Cumulative Effect of Change in Accounting Principle

The decrease in Income tax expense during 2004 largely reflects the increase in benefits and expenses, as noted above. In addition, the 2003 effective tax rate was lower than the 2004 effective tax rate due to the refinement of deferred tax balances during 2003.

The Cumulative effect of change in accounting principle for 2004 is related to the adoption of SOP 03-1 and the TPA, as noted above.

Financial Condition

Investments

Investment Strategy

The Company’s investment strategy focuses on diversification by asset class. The Company seeks to achieve economic diversification while reducing overall credit risk and liquidity risk. In addition, the Company seeks to mitigate the impact of cash flow variability from embedded options within certain investment products, such as convexity risk on collateralized mortgage obligations and call options. The investment management function is centralized under ING Investment Management LLC, an affiliate of the Company, pursuant to an investment advisory agreement. Separate portfolios are established for groups of products with similar liability characteristics within the Company.

The Company’s general account invests primarily in fixed maturity investments, including publicly issued bonds (including government bonds), privately placed notes and bonds, mortgage-backed securities, and asset-backed securities. The primary investment strategy is to optimize the risk-adjusted return through superior asset selection predicated on a developed relative value approach, credit research and monitoring, superior management of interest rate risk, and active exploration into new investment product opportunities. Investments are purchased when market returns, adjusted for risk and expenses, are sufficient to profitably support growth of the liability block of business. In addition, assets and liabilities are analyzed and reported for internal management purposes on an option-adjusted basis. The level of required capital of given transactions is a primary factor in determining relative value among different investment and liability alternatives, within the scope of each product type’s objective. An active review of existing holdings identifies specific assets that could be effectively traded in order to enhance the risk-adjusted returns of the portfolio, while minimizing adverse tax and accounting impacts. The Company strives to maintain a portfolio weighted average asset quality rating of A based on Standard & Poor’s (“S&P”) ratings classifications. The weighted average excludes mortgage loans but includes mortgage-backed securities which are reported with bonds.

Portfolio Composition

The following table presents the investment portfolio at December 31, 2005 and 2004.

	2005		2004
	Carrying Value	%	Carrying Value	%
Fixed maturities, including
securities pledged	$1,727.0	84.6%	$1,761.6	84.3%
Equity securities	4.5	0.2%	7.6	0.4%
Mortgage loans on real estate	191.0	9.4%	213.0	10.2%
Policy loans	93.4	4.6%	90.9	4.3%
Short-term investments	5.0	0.2%	-	0.0%
Other investments	19.9	1.0%	17.0	0.8%
	$2,040.8	100.0%	$2,090.1	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, as of December 31, 2005, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$35.5	$0.2	$0.2	$35.5
State, municipalities, and political
subdivisions	1.5	0.1	-	1.6

U.S. corporate securities:
Public utilities	170.7	3.9	2.6	172.0
Other corporate securities	612.3	14.8	8.6	618.5
Total U.S. corporate securities	783.0	18.7	11.2	790.5

Foreign securities:
Government	17.3	0.7	0.1	17.9
Other	177.8	3.0	4.7	176.1
Total foreign securities	195.1	3.7	4.8	194.0

Residential mortgage-backed securities	410.7	0.4	7.1	404.0
Commercial mortgaged-backed securities	188.8	3.1	2.7	189.2
Other asset-backed securities	112.4	0.9	1.1	112.2

Total fixed maturities, including fixed
maturities pledged	1,727.0	27.1	27.1	1,727.0
Less: fixed maturities pledged	118.6	-	3.5	115.1

Total fixed maturities	$1,608.4	$27.1	$23.6	$1,611.9

Fixed maturities, available-for-sale, as of December 31, 2004, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$56.2	$0.4	$0.2	$56.4
State, municipalities, and political
subdivisions	1.6	0.1	-	1.7

U.S. corporate securities:
Public utilities	154.3	7.9	0.8	161.4
Other corporate securities	695.2	35.9	3.0	728.1
Total U.S. corporate securities	849.5	43.8	3.8	889.5

Foreign securities:
Government	28.0	0.6	0.2	28.4
Other	168.0	6.6	1.9	172.7
Total foreign securities	196.0	7.2	2.1	201.1

Residential mortgage-backed securities	373.5	2.5	2.1	373.9
Commercial mortgaged-backed securities	119.0	8.2	0.3	126.9
Other asset-backed securities	107.1	6.1	1.1	112.1

Total fixed maturities, including fixed
maturities pledged	1,702.9	68.3	9.6	1,761.6
Less: fixed maturities pledged	149.7	0.3	1.5	148.5

Total fixed maturities	$1,553.2	$68.0	$8.1	$1,613.1

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- and A+ at December 31, 2005 and 2004, respectively. Ratings are calculated using a rating hierarchy that considers S&P, Moody’s, and internal ratings.

Total fixed maturities by quality rating category including fixed maturities pledged to creditors, were as follows at December 31, 2005 and 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$730.7	42.3%	$670.6	38.1%
AA	85.0	4.9%	94.3	5.4%
A	412.6	23.9%	408.7	23.2%
BBB	439.8	25.5%	513.4	29.1%
BB	50.8	2.9%	59.9	3.4%
B and below	8.1	0.5%	14.7	0.8%
Total	$1,727.0	100.0%	$1,761.6	100.0%

96.6% and 95.8% of the fixed maturities were invested in securities rated BBB and above (Investment Grade) at December 31, 2005 and 2004, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at December 31, 2005 and 2004:

	2005		2004
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. corporate, state, and municipalities	$792.1	45.8%	$891.2	50.6%
Residential mortgage-backed	404.0	23.4%	373.9	21.2%
Foreign(1)	194.0	11.2%	201.1	11.4%
Commercial mortgage-backed	189.2	11.0%	126.9	7.2%
Other asset-backed	112.2	6.5%	112.1	6.4%
U.S. Treasuries/Agencies	35.5	2.1%	56.4	3.2%
Total	$1,727.0	100.0%	$1,761.6	100.0%

(1) Primarily U.S. dollar denominated

The amortized cost and fair value of fixed maturities as of December 31, 2005 are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$51.9	$52.1
After one year through five years	412.7	415.4
After five years through ten years	350.7	349.6
After ten years	199.8	204.5
Mortgage-backed securities	599.5	593.2
Other asset-backed securities	112.4	112.2
Less: fixed maturities pledged	118.6	115.1
Fixed maturities, excluding fixed maturities pledged	$1,608.4	$1,611.9

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s shareholder’s equity at December 31, 2005 or 2004.

At December 31, 2005 and 2004, fixed maturities with fair values of $2.8 and $6.0, respectively, were on deposit as required by regulatory authorities.

Mortgage Loans

Mortgage loans, primarily commercial mortgage loans, totaled $191.0 and $213.0 at December 31, 2005 and 2004, respectively. These loans are reported at amortized cost, less impairment writedowns. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write down charged to realized loss. At December 31, 2005 and 2004, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 22.5% of properties in California at December 31, 2005.

Unrealized Losses

Fixed maturities, including securities pledged to creditors, comprise 84.6% and 84.3% of the Company’s total investment portfolio at December 31, 2005 and 2004, respectively. Unrealized losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at December 31, 2005 and 2004:

	2005				2004
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$10.4	38.3%	0.4	1.5%	$2.7	28.1%	$-	0.0%
More than six months
and less than twelve
months below
amortized cost	6.5	24.0%	0.1	0.4%	2.5	26.0%	-	0.0%
More than twelve months
below amortized cost	9.6	35.4%	0.1	0.4%	3.0	31.3%	1.4	14.6%
Total unrealized loss	$26.5	97.7%	$0.6	2.3%	$8.2	85.4%	$1.4	14.6%

Unrealized losses in fixed maturities at December 31, 2005 and 2004, were related to interest rate movement or spread widening and to mortgage and other asset-backed securities. Mortgage and asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized losses by duration and reason, along with the fair value of fixed maturities, including fixed maturities pledged to creditors, in unrealized loss position at December 31, 2005 and 2004:

		More than
		Six Months
	Less than	and less than	More than
2005	Six Months	Twelve Months	Twelve Months	Total

Interest rate or spread widening	$5.0	$3.3	$7.9	$16.2
Mortgage and other asset-backed
securities	5.8	3.3	1.8	10.9
Total unrealized loss	$10.8	$6.6	$9.7	$27.1
Fair value	$547.2	$261.4	$246.1	$1,054.7

2004

Interest rate or spread widening	$1.0	$2.0	$3.1	$6.1
Mortgage and other asset-backed
securities	1.7	0.5	1.3	3.5
Total unrealized loss	$2.7	$2.5	$4.4	$9.6
Fair value	$335.4	$131.8	$78.6	$545.8

Unrealized losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at December 31, 2005 and 2004:

	U.S.
	Corporate,	Residential	Commercial		U.S.	Other
	State and	Mortgage-	Mortgage-		Treasuries/	Asset-
2005	Municipalities	Backed	Backed	Foreign	Agencies	Backed	Total

Less than six
months below
amortized cost	$3.7	$4.6	$1.0	$1.3	$0.1	$0.1	$10.8
More than six
months and less
than twelve
months below
amortized cost	3.0	1.3	1.5	0.2	0.1	0.5	6.6
More than twelve
months below
amortized cost	4.5	1.2	0.2	3.3	-	0.5	9.7
Total unrealized loss	$11.2	$7.1	$2.7	$4.8	$0.2	$1.1	$27.1

2004

Less than six
months below
amortized cost	$0.6	$1.6	$0.1	$0.2	$0.2	$-	$2.7
More than six
months and less
than twelve
months below
amortized cost	1.5	0.3	-	0.5	-	0.2	2.5
More than twelve
months below
amortized cost	1.7	0.2	0.2	1.4	-	0.9	4.4
Total unrealized loss	$3.8	$2.1	$0.3	$2.1	$0.2	$1.1	$9.6

Of the unrealized losses aged more than twelve months, the average market value of the related fixed maturities is 96% of the average book value as of December 31, 2005. In addition, this category includes 100 securities, which have an average quality rating of A. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of December 31, 2005.

Overall, there has been an increase in unrealized losses from December 31, 2004 to December 31, 2005. This increase is largely caused by an increase in prevailing market interest rates, which tends to have a negative market value impact on fixed maturity securities. In accordance with the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS No. 115-1”), the Company considers the negative market impact of the interest rate changes, in addition to credit related items, when performing other-than-temporary impairment testing. As part of this testing, the Company determines whether or not it has the ability and intent to retain the investments for a period of time sufficient to allow for recovery in fair value.

Other-Than-Temporary-Impairments

The Company analyzes the general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Management considers the length of the time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of an investment will not be collected, an other-than-temporary impairment is considered to have occurred.

In addition, the Company invests in asset-backed securities. Determination of the required impairment is based on the analyses discussed in the preceding paragraph, as well as, credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment. An impairment is recognized if the market value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value, and the loss is accounted for as a change in Net realized capital gains (losses).

The following table identifies the Company’s other-than-temporary impairments by type for the years ended December 31, 2005, 2004, and 2003:

	2005			2004		2003
			No. of		No. of		No. of
	Impairment		Securities	Impairment	Securities	Impairment	Securities
U.S. Corporate	$0.3		3	$0.8	1	$2.7	2
Residential mortgage-
backed	0.1		1	-	-	-	-
Foreign(1)	-	*	1	-	-	-	-
U.S. Treasuries/Agencies	-	*	1	-	-	-	-
Equity securities	-		-	-	-	0.1	1
Limited partnerships	-	*	1	0.1	2	-	-
Other asset-backed	1.0		2	-	-	2.0	6
Total	$1.4		9	$0.9	3	$4.8	9

(1) Primarily U.S. Dollar denominated		* Less than $0.1

The above schedule includes $0.4 in anticipated disposition write-downs related to investments that the Company does not have the intent and ability to retain for a period of time sufficient to allow for recovery in fair value, based upon the implementation of FSP FAS No. 115-1. The following table summarizes these write-downs recognized by type for the year ended December 31, 2005:

	2005
			No. of
	Impairment		Securities
U.S. corporate	$0.3		2
Residential mortgage-backed	0.1		1
U.S. Treasuries/Agencies	-	*	1
Total	$0.4		4

* Less than $0.1

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturity securities or cost for equity securities. In certain situations new factors such as negative developments and subsequent credit deterioration can subsequently change the Company’s previous intent to continue holding a security.

Because of rising interest rates, continued asset-liability management strategies and ongoing comprehensive reviews of the Company’s portfolios, changes were made in the fourth quarter of 2005 to the Company’s strategic asset allocations. In addition, the Company also pursued yield enhancement strategies. These changes primarily resulted in anticipated disposition write-downs totaling $0.4 of certain securities with unrealized loss positions due to a change in intent as to whether to hold these securities until recovery.

Net Realized Capital Gains and Losses

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments, and changes in fair value of derivatives. Net realized capital gains (losses) on investments for the years ended December 31, 2005, 2004, and 2003, were as follows:

	2005	2004	2003
Fixed maturities, available-for-sale	$7.8	$9.3	$10.2
Equity securities, available-for-sale	0.1	-	(0.1)
Derivatives	1.6	0.1	-
Other	-	(0.1)	0.5
Pretax net realized capital gains	$9.5	$9.3	$10.6
After-tax net realized capital gains	$6.2	$6.0	$6.9

Liquidity and Capital Resources

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of operating, investing, and financing activities.

Sources and Uses of Liquidity

The Company’s principal sources of liquidity are premiums and product charges, investment income, proceeds from the maturity and sale of investments, proceeds from debt issuance, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, interest and premium credits, investment purchases, repayment of debt, and contract maturities, withdrawals, and surrenders.

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Asset/liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated contractowner or policyholder behavior, and variable separate account performance. Contractowners and policyholders bear the investment risk related to variable insurance products, subject to the minimum guaranteed death and living benefits included in these contracts.

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

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

•

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 5% of the Company’s statutory admitted assets as of the prior December 31. The Company had no balances receivable or payable with ING AIH at December 31, 2005 and 2004.

•	A $30.0 uncommitted, perpetual revolving note facility with the Bank of New York. At December 31, 2005 and 2004, the Company had no amounts outstanding under the revolving loan facility.
•

A $30.0 uncommitted line-of-credit agreement with PNC Bank, effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at any time to ING AIH and its affiliates of $75.0. As of December 31, 2005, the Company had no amounts outstanding under the line-of-credit agreement.

•

Prior to September 30, 2005, the Company also maintained a $30.0 uncommitted, revolving note facility with SunTrust Bank, Atlanta. At December 31, 2004, the Company had a $2.3 balance payable under this facility.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

The Company paid $20.8, $27.2, and $25.5 in dividends on its common stock during 2005, 2004, and 2003, respectively, to its parent.

The Company did not receive any capital contributions during 2005, 2004, and 2003, from its parent.

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

Separate account assets supporting variable options under variable annuity and variable universal life contracts are invested, as designated by the contractowner, policyholder, or participant (who bears the investment risk subject, in limited cases, to minimum guaranteed rates) under a contract in shares of mutual funds that are managed by the Company or its affiliates, or in other selected mutual funds not managed by the Company or its affiliates.

Variable annuity and variable universal life deposits are allocated to various subaccounts established within the separate account. Each subaccount represents a different investment option in which the contractowner may allocate deposits. The account value of a variable annuity or variable universal life contract is equal to the aggregate value of the subaccounts selected by the contractowner (including the value allocated to any fixed account) less fees and expenses. The Company offers investment options for its variable annuity and variable universal life contracts covering a wide range of investment styles, including large, mid and small cap equity funds, as well as fixed income alternatives. Therefore, unlike fixed annuities, under variable annuity and variable universal life contracts, contractowners bear the risk of investment gains and losses associated with the selected investment allocation. The Company, however, offers certain guaranteed death and living benefits (described below) under which it bears specific risks associated with these benefits. Many of the variable annuity contracts issued by the Company are combination contracts offering both variable and fixed options under which some or all of the deposits may be allocated by the contractowner to a fixed account available under the contract.

The Company’s major source of income from variable annuities is the base contract mortality fees, expense fees, and guaranteed living and death benefit rider fees charged to the customer, less the cost of administering the product, as well as the cost of providing for the guaranteed living and death benefits.

Minimum Guarantees

Variable annuity contracts containing guaranteed death benefits expose the Company to equity risk. An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing the Company’s risk associated with the GMDBs, GMIBs, GMABs, and GMWBs. A decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that the Company may be required to pay amounts to customers due to guaranteed death benefits.

The Company sells variable annuity contracts that offer one or more of the following guaranteed death benefits and living benefits:

Guaranteed Minimum Death Benefits (“GMDBs”): The Company has offered the following guaranteed death benefits:

•	Standard - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the premiums paid by the contractowner, net of any contract withdrawals.
•	Ratchet - Guarantees that, upon the death of the annuitant, the death benefit will be no less than the greater of (1) Standard or (2) the maximum contract anniversary value of the variable annuity.

The liability associated with this benefit is recorded in accordance with the provisions of SOP 03-1.

Guaranteed Living Benefits: The Company offers the following guaranteed living benefits:

•	Guaranteed Minimum Income Benefit (“GMIB”) - Guarantees a minimum income payout, exercisable each contract anniversary on or after the 10th rider anniversary.
•

Guaranteed Minimum Withdrawal Benefit (“GMWB”) - Guarantees that annual withdrawals of up to 7% of eligible premiums may be made until eligible premiums previously paid by the contractowner, are returned, regardless of account value performance.

•	Guaranteed Minimum Accumulation Benefit (“GMAB”) - Guarantees that the account value will be at least 100% of the premiums paid by the contractowner after 10 years (GMAB10).

For GMIBs, the liability is recorded in accordance with the provisions of SOP 03-1. For GMWBs and GMABs, the liability is held at fair value in accordance with FAS No. 133.

Reinsurance Recoverable

The Company utilizes reinsurance agreements to reduce its exposure to large losses in all aspects of its insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Balance Sheets.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $10.2, $0.7 of which was with related parties. At December 31, 2004, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $15.4, $1.2 of which was with related parties. During 2005 and 2004, $0.5 and $1.4, respectively, was funded to related parties under off-balance sheet commitments.

In the third quarter of 2005, the Company purchased a 3-year credit-linked note arrangement, whereby the Company agreed to reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then recover any losses under the agreement by sale or collection of the received reference obligation. As of December 31, 2005, the maximum potential future exposure to the Company under the guarantee was $3.0.

As of December 31, 2005, the Company had certain contractual obligations due over a period of time as summarized in the following table.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(1)	$0.3	$0.1	$0.2	$-	$-
Purchase obligations(2)	10.2	10.2	-	-	-
Reserves for insurance obligations(3)	1,721.2	123.0	207.5	192.4	1,198.3
Total	$1,731.7	$133.3	$207.7	$192.4	$1,198.3

(1)	Operating lease obligations relate to the rental of office space under various non-cancelable operating lease agreements, the longest term of which expires in 2010.

(2)

Purchase obligations consist primarily of commitments to purchase investments during 2006. These obligations may occur any time within one year. However, the exact timing of funding these commitments cannot be estimated.

(3)

Reserves for insurance obligations consist of actuarially-determined amounts required for the Company to meet its future obligations under its universal and traditional life policies, fixed and variable annuity contracts, accident and health policies, supplemental contracts, and miscellaneous supplemental benefits and riders.

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase its return on investments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities and the offsetting collateral liability is included in Borrowed money on the Balance Sheets. At December 31, 2005 and 2004, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $98.4 and $100.7, respectively. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions is included in Securities pledged on the Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements totaled $97.7 and $100.4 at December 31, 2005 and 2004, respectively. The repurchase obligation related to dollar rolls and repurchase agreements is included in Borrowed money on the Balance Sheets.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. At December 31, 2005 and 2004, the carrying value of the securities in reverse repurchase agreements was $4.1 and $32.0, respectively. Reverse repurchase agreements are included in Cash and cash equivalents on the Balance Sheets.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at December 31, 2005. The Company believes the counterparties to the dollar roll, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the fair value of the loaned securities fluctuates.

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC’s risk-based capital reporting requirements. Amounts reported indicate that as of December 31, 2005, the Company has total adjusted capital above all required capital levels.

Recently Adopted Accounting Standards

(See Organization and Significant Accounting Policies footnote to the financial statements for further information.)

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments

In March 2004, EITF reached a final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) adopting a three-step impairment model for securities within its scope. The three-step model is applied on a security-by-security basis as follows:

Step 1:	Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its cost basis.
Step 2:	Evaluate whether an impairment is other-than-temporary.
Step 3:	If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

On September 30, 2004, the FASB issued FASB Staff Position No. EITF Issue 03-1-1 “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’” (“FSP EITF 03-1-1”), which delayed the EITF 03-1 original effective date of July 1, 2004 related to steps two and three of the impairment model introduced.

On November 3, 2005, the FASB issued FSP FAS No. 115-1 that replaces the impairment evaluation guidance of EITF 03-1.

FSP FAS No. 115-1 addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In addition, it includes considerations for accounting subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporarily impaired. FSP FAS No. 115-1 further clarifies that an impairment loss should be recognized no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. FSP FAS No. 115-1 references existing guidance on other-than-temporary impairments.

FSP FAS No. 115-1 is effective for reporting periods beginning after December 15, 2005, and was implemented by the Company during the fourth quarter of 2005. The Company recognized impairment losses of $0.4 for the year ended December 31, 2005, related to investments that the Company does not have the intent and ability to retain for a period of time sufficient to allow for recovery in fair value.

Share-Based Payment

In December 2004, FASB issued FAS No. 123 (revised 2004), "Share-Based Payment" ("FAS No. 123R"), which requires all share-based payments to employees be recognized in the financial statements based upon the fair value. FAS No. 123R was effective at the beginning of the first interim or annual period beginning after June 15, 2005 for registrants. FAS No. 123R provides two transition methods, modified-prospective and modified-retrospective.

The modified-prospective method recognizes the grant-date fair value of compensation for new awards granted after the effective date and unvested awards beginning in the fiscal period in which the recognition provision are first applied. Prior periods are not restated. The modified-retrospective method permits entities to restate prior periods by recognizing the compensation cost based on amounts previously reported in the pro forma footnote disclosure as required under FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”).

The Company early adopted the provisions of FAS No. 123R on January 1, 2005, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized in 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provision of FAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant date fair value in accordance with the provisions of FAS No. 123R. Results for prior periods are not restated. Prior to January 1, 2005, the Company applied the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by FAS No. 123. No stock based employee compensation cost was recognized in the Statement of Operations during 2004 and 2003, as all options granted during the year had an exercise price equal to the market value of the underlying common stock on the date of grant. All shares granted during 2005 and 2004 were those of ING, the Company’s ultimate parent. As a result of adopting FAS No. 123R, the Company’s net income for the year ended December 31, 2005, was $0.2 lower than if it had continued to account for share-based payments under APB No. 25. The fair value of shares granted during 2005 was $0.2 as of December 31, 2005, and will be expensed over a vesting period of 3 years. Prior to the adoption of FAS No. 123R, no modifications were made to outstanding options, and there were no significant changes to valuation methodologies as a result of the adoption of FAS No. 123R.

Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

The Company adopted SOP 03-1, on January 1, 2004. SOP 03-1 established several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and the revenues and expenses related to such arrangements be consolidated with the respective line items in the Statements of Operations. In addition, SOP 03-1 requires additional liabilities be established for certain guaranteed death benefits and for products with certain patterns of cost of insurance charges. In addition, sales inducements provided to contractowners and policyholders must be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

The Company evaluated all requirements of SOP 03-1 and determined that it is affected by SOP 03-1’s requirements to account for certain separate account arrangements as general account arrangements, to establish additional liabilities for certain guaranteed benefits and for products with patterns of cost of insurance charges resulting in losses in later policy durations from the insurance benefit function, and to defer, amortize, and recognize separately, sales inducements to contractowners and policyholders. Upon adoption of SOP 03-1 on January 1, 2004, the Company recognized a cumulative effect of a change in accounting principle of $(10.8), before tax or $(7.0), net of $3.8 of income taxes. In addition, requirements for certain separate account arrangements that do not meet the established criteria for separate asset and liability recognition are applicable to the Company, however, the Company’s policies on separate account assets and liabilities have historically been, and continue to be, in conformity with the requirements newly established.

In the fourth quarter of 2004, the cumulative effect of a change in accounting principle was revised due to the implementation of the TPA.

The TPA, which was approved in September 2004, provided additional guidance regarding certain implicit assessments that may be used in testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1. In addition, the TPA provided additional guidance surrounding the allowed level of aggregation of additional liabilities determined under SOP 03-1. While the TPA was implemented during the fourth quarter of 2004, the TPA was retroactive to the original implementation date of SOP 03-1, January 1, 2004, and was reported as an adjustment to the SOP 03-1 cumulative effect change in accounting principle. The adoption of the TPA resulted in an adjustment of the Company’s cumulative effect change in accounting principle by $7.8, net of $4.2 of income tax.

The implementation of SOP 03-1 raised questions regarding the interpretation of the requirements of FAS No. 97, concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, the FASB issued FASB Staff Position No. FAS 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, ‘Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,’ Permit or Require Accrual of an Unearned Revenue Liability” (“FSP FAS 97-1”), effective for fiscal periods beginning subsequent to the date the guidance was issued, June 18, 2004. The Company adopted FSP FAS 97-1 on July 1, 2004. The adoption of FSP FAS 97-1 did not have an impact on the Company’s financial position, results of operations, or cash flows.

New Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS No. 155”), which permits the application of fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under FAS No. 133. Under this approach, changes in fair value would be recognized currently in earnings. In addition, FAS No. 155 does the following:

•	Clarifies which interest-only strips and principal-only strips are not subject to derivative accounting under FAS No. 133;
•

Requires that interests in securitized financial assets be analyzed to identify interests that are freestanding derivatives or that are hybrid instruments that contain embedded derivatives requiring bifurcation;

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
•	Allows a qualifying special-purpose entity to hold derivative financial instruments that pertain to beneficial interests, other than another derivative financial instrument.

FAS No. 155 is effective for all instruments acquired, issued, or subject to a remeasurement event, occurring after the beginning of the first fiscal year that commences after September 15, 2006. The Company is in the process of determining the impact of FAS No. 155.

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which states that when an internal replacement transaction results in a substantially changed contract, the unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets, related to the replaced contract should not be deferred in connection with the new contract. Contract modifications that meet various conditions defined by SOP 05-1 and result in a new contract that is substantially unchanged from the replaced contract, however, should be accounted for as a continuation of the replaced contract.

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage, that occur by the exchange of a contract for a new contract, by amendment, endorsement, or rider, to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 applies to internal replacements made primarily to contracts defined by FAS No. 60 as short-duration and long-duration insurance contracts, and by FAS No. 97 as investment contracts.

SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company is in the process of determining the impact of adoption of SOP 05-1.

Legislative Initiatives

Legislative proposals which have been or are being considered by Congress include repealing the estate tax, reducing the taxation on annuity benefits, expanding private pension plan incentives, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. Certain recommendations made in late 2005 by the President’s Tax Advisory Panel on Federal Tax Reform could adversely affect the market for some life insurance and annuity products if enacted by Congress. However, there are no indications at the present time that Congress will enact fundamental tax reforms in 2006, or that it has a favorable view of the Tax Panel’s recommendations regarding tax-preferred savings.

Other Regulatory Matters

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

Investment Product Regulatory Issues

Since 2002, there has been increased governmental and regulatory activity relating to mutual funds and variable insurance products. This activity has primarily focused on inappropriate trading of fund shares; revenue sharing and directed brokerage; compensation; sales practices, suitability, and supervision; arrangements with service providers; pricing; compliance and controls; adequacy of disclosure; and document retention.

In addition to responding to governmental and regulatory requests on fund trading issues, ING management, on its own initiative, conducted, through special counsel and a national accounting firm, an extensive internal review of mutual fund trading in ING insurance, retirement, and mutual fund products. The goal of this review was to identify any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel.

The internal review identified several isolated arrangements allowing third parties to engage in frequent trading of mutual funds within the variable insurance and mutual fund products of certain affiliates of the Company, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Each of the arrangements has been terminated and disclosed to regulators, to the independent trustees of ING Funds (U.S.) and in Company reports previously filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

In September 2005, an affiliate of the Company, ING Fund Distributors, LLC (“IFD”) and one of its registered persons settled an administrative proceeding with the National Association of Securities Dealers (“NASD”) in connection with frequent trading arrangements. IFD neither admitted nor denied the allegations or findings and consented to certain monetary and non-monetary sanctions. IFD’s settlement of this administrative proceeding is not material to the Company.

Other regulators, including the SEC and the New York Attorney General, are also likely to take some action with respect to certain ING affiliates before concluding their investigations relating to fund trading. The potential outcome of such action is difficult to predict but could subject certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of any such action will have a material adverse effect on ING or ING’s U.S.-based operations, including the Company.

ING has agreed to indemnify and hold harmless the ING Funds from all damages resulting from wrongful conduct by ING or its employees or from ING’s internal investigation, any investigations conducted by any governmental or self-regulatory agencies, litigation or other formal proceedings, including any proceedings by the SEC. Management reported to the ING Funds Board that ING management believes that the total amount of any indemnification obligations will not be material to ING or ING’s U.S.-based operations, including the Company.

Insurance and Other Regulatory Matters

The New York Attorney General and other federal and state regulators are also conducting broad inquiries and investigations involving the insurance industry. These initiatives currently focus on, among other things, compensation and other sales incentives; potential conflicts of interest; potential anti-competitive activity; reinsurance; marketing practices; specific product types (including group annuities and indexed annuities); and disclosure. It is likely that the scope of these industry investigations will further broaden before they conclude. The Company and certain of its U.S. affiliates have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information.

These initiatives may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged.

In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

For further discussion of the risks to the Company as a result of possible changes in U.S. regulation and recent regulatory inquiries, see Part I, Item 1A. Risk Factors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

(Dollar amounts in millions, unless otherwise stated)

Asset/liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated contractowner or policyholder behavior, and variable separate account performance. Contractowners and policyholders bear the majority of the investment risk related to variable insurance products, subject to the minimum guaranteed death and living benefits included in these contracts.

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

Term life products for employee benefits are short term in nature, with some longer term claim reserves. Cash flow testing and additional sensitivity testing with varying mortality, morbidity, and expense levels, provide assurance that the existing assets are adequate to meet projected liability cash flows.

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

Interest Rate Risk

The Company defines interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from the Company’s primary activity of investing premiums from interest-sensitive life insurance and fixed annuity business in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. The Company manages the interest rate risk in its assets relative to the interest rate risk in its liabilities. The current product portfolio also includes products where interest rate risks are entirely or partially passed on to the contractowner/policyholder, thereby reducing the Company’s exposure to interest rate movements. Changes in interest rates can impact present and future earnings, the level of new sales, surrenders, or withdrawals.

The following schedule demonstrates the potential changes in the 2005 earnings from an instantaneous parallel increase/decrease in interest rates of 1% on December 31, 2005. These changes to income could relate to future investment income, interest paid to contractowners and policyholders, market-value adjustments, amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”), renewal premiums, or any other net income item that would be affected by interest rate changes. The effect of interest rate changes is different by product. In addition, the Company has estimated the impact to December 31 Shareholder’s equity from the same instantaneous change in interest rates. The effect on shareholder’s equity includes the impact of interest rate fluctuations on income, unrealized gains or losses on available-for-sale securities and DAC and VOBA adjustments for unrealized holding gains or losses on available-for-sale securities.

Interest rate sensitivity and effect on Net income and Shareholder’s equity:

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Income for	December 31,
	2005	2005

Increase of 1%	$2.6	$(5.7)
Decrease of 1%	(7.7)	0.5

The above analysis includes the following changes in DAC/VOBA related to an instantaneous parallel increase/decrease in interest rates.

Interest rate sensitivity and effect on DAC and VOBA:

		Effect on
	Effect on Net	DAC/VOBA
	DAC/VOBA	Assets as of
	Amortization for	December 31,
	2005	2005

Increase of 1%	$1.3	$13.6
Decrease of 1%	(5.7)	(19.7)

Equity Market Risk

The Company’s operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation, and the persistency of the in force block of business.

Prolonged and precipitous declines in the equity markets can have a significant impact on the Company’s operations. As a result, sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower AUM will have a negative impact on the Company’s financial results, primarily due to lower fee income on variable and indexed annuities. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate account move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed interest credited rates.

In addition, prolonged declines in the equity market may also decrease the Company’s expectations of future gross profits, which are utilized to determine the amount of DAC and VOBA to be amortized in a given financial statement period. A significant decrease in the Company’s estimated gross profits would require the Company to accelerate the amount of DAC and VOBA amortization in a given period, potentially causing a material adverse deviation in the period’s Net income.

The following schedule demonstrates the potential changes in the 2005 earnings resulting from an instantaneous increase/decrease in equity markets of 10% on December 31, 2005. These changes to income could relate to future fee income, unrealized or realized gains and losses, amortization of DAC and VOBA, sales levels, or any other net income item that would be affected by a substantial change to equity markets. In addition, the Company has estimated the impact to Shareholder’s equity as of December 31, 2005 from the same instantaneous change in equity markets. The effect on shareholder’s equity includes the impact of equity markets fluctuations on income, unrealized gains on losses on available-for-sale securities and DAC and VOBA adjustments for unrealized holding gains or losses on available-for-sale securities.

Equity sensitivity and effect on Net income and Shareholder’s equity

		Effect on
		Shareholder's
	Effect on Net	Equity as of
	Income for	December 31,
	2005	2005

Increase of 10%	$0.6	$0.6
Decrease of 10%	(0.6)	(0.6)

The above analysis includes the following changes in DAC and VOBA related to an instantaneous increase/decrease in equity markets.

Equity sensitivity and effect on DAC and VOBA:

		Effect on
	Effect on	DAC/VOBA
	DAC/VOBA	Asset as of
	Amortization for	December 31,
	2005	2005

Increase of 10%	$(0.4)	$0.4
Decrease of 10%	0.5	(0.5)

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	62

Financial Statements:

Statements of Operations for the years ended
December 31, 2005, 2004, and 2003	63

Balance Sheets as of December 31, 2005 and 2004	64

Statements of Changes in Shareholder's Equity for the years ended
December 31, 2005, 2004, and 2003	66

Statements of Cash Flows for the years ended
December 31, 2005, 2004, and 2003	67

Notes to Financial Statements	69

Report of Independent Registered Public Accounting Firm

The Board of Directors

ReliaStar Life Insurance Company of New York

We have audited the accompanying balance sheets of ReliaStar Life Insurance Company of New York as of December 31, 2005 and 2004, and the related statements of operations, changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ReliaStar Life Insurance Company of New York as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed the accounting principle for certain non-traditional long duration contracts and for separate accounts effective January 1, 2004. As discussed in Note 16 to the financial statements, the Company restated certain amounts presented in the statements of cash flows related to the settlement of investment securities for the years ended December 31, 2004 and 2003.

/s/ Ernst & Young

Atlanta, Georgia

March 24, 2006

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Statements of Operations

(In millions)

	Year Ended December 31,
	2005	2004	2003
Revenue:
Net investment income	$116.6	$120.6	$122.5
Fee income	101.5	99.1	98.3
Premiums	78.0	66.3	63.5
Net realized capital gains	9.5	9.3	10.6
Other income	0.3	0.7	0.3
Total revenue	305.9	296.0	295.2
Benefits and expenses:
Interest credited and other benefits
to policyholders/contractowners	182.6	189.6	148.0
Operating expenses	61.7	49.6	36.1
Amortization of deferred policy acquisition costs
and value of business acquired	7.3	9.4	30.9
Interest expense	0.1	-	-
Total benefits and expenses	251.7	248.6	215.0
Income before income taxes and cumulative effect
of change in accounting principle	54.2	47.4	80.2
Income tax expense	17.4	16.6	26.3
Income before cumulative effect of change
in accounting principle	36.8	30.8	53.9
Cumulative effect of change in accounting
principle, net of tax	-	0.8	-
Net income	$36.8	$31.6	$53.9

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Balance Sheets

(In millions, except share data)

	As of December 31,
	2005	2004
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $1,608.4 at 2005 and $1,553.2 at 2004)	$1,611.9	$1,613.1
Equity securities, available-for-sale, at fair value
(cost of $4.8 at 2005 and $6.9 at 2004)	4.5	7.6
Mortgage loans on real estate	191.0	213.0
Policy loans	93.4	90.9
Short-term investments	5.0	-
Other investments	19.9	17.0
Securities pledged
(amortized cost of $118.6 at 2005 and $149.7 at 2004)	115.1	148.5
Total investments	2,040.8	2,090.1
Cash and cash equivalents	41.5	33.5
Short-term investments under securities loan agreement	17.3	49.0
Accrued investment income	18.2	19.2
Receivable for securities sold	3.5	-
Premiums receivable	8.6	9.1
Reinsurance recoverable	100.3	84.2
Deferred policy acquisition costs	92.7	77.7
Value of business acquired	43.3	33.7
Due from affiliates	0.5	1.6
Deferred income taxes	39.2	32.5
Other assets	7.3	4.1
Assets held in separate accounts	653.7	537.7
Total assets	$3,066.9	$2,972.4

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Balance Sheets

(In millions, except share data)

	As of December 31,
	2005	2004
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$1,803.5	$1,772.5
Payable for securities purchased	4.4	-
Payable under securities loan agreement	17.3	49.0
Borrowed money	97.7	100.4
Notes payable	-	2.3
Due to affiliates	11.8	5.3
Current income taxes	0.1	16.2
Other liabilities	40.5	37.4
Liabilities related to separate accounts	653.7	537.7
Total liabilities	2,629.0	2,520.8
Shareholder's equity:
Common stock (1,377,863 shares authorized, issued
and outstanding; $2 per share value)	2.8	2.8
Additional paid-in capital	1,152.2	1,172.7
Accumulated other comprehensive (loss) income	(0.4)	29.6
Retained earnings (deficit)	(716.7)	(753.5)
Total shareholder's equity	437.9	451.6
Total liabilities and shareholder's equity	$3,066.9	$2,972.4

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Statements of Changes in Shareholder’s Equity

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2002	$2.8	$1,225.6	$35.4	$(838.0)	$425.8
Comprehensive income:
Net income	-	-	-	53.9	53.9
Other comprehensive income,
net of tax:
Change in net unrealized gain
(loss) on securities ($0.8 pretax)	-	-	0.4	-	0.4
Total comprehensive income					54.3
Dividends paid	-	(25.5)	-	-	(25.5)
Balance at December 31, 2003	2.8	1,200.1	35.8	(784.1)	454.6
Comprehensive income:
Net income	-	-	-	31.6	31.6
Other comprehensive loss,
net of tax:
Change in net unrealized gain
(loss) on securities ($(11.7) pretax)	-	-	(7.4)	-	(7.4)
Total comprehensive income					24.2
Dividends paid	-	(27.2)	-	-	(27.2)
Other	-	(0.2)	1.2	(1.0)	-
Balance at December 31, 2004	2.8	1,172.7	29.6	(753.5)	451.6
Comprehensive income:
Net income	-	-	-	36.8	36.8
Other comprehensive loss,
net of tax:
Change in net unrealized gain
(loss) on securities ($(45.6) pretax)	-	-	(30.0)	-	(30.0)
Total comprehensive income					6.8
Dividends paid	-	(20.8)	-	-	(20.8)
Employee share-based payments	-	0.3	-	-	0.3
Balance at December 31, 2005	$2.8	$1,152.2	$(0.4)	$(716.7)	$437.9

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Cash Flows from Operating Activities:
Net income	$36.8	$31.6	$53.9
Adjustments to reconcile net income to
net cash provided by operating activities:
Capitalization of deferred policy acquisition costs,
value of business acquired, and sales inducements	(18.5)	(18.8)	(28.1)
Amortization of deferred policy acquisition costs,
value of business acquired, and sales inducements	7.4	9.8	30.9
Future policy benefits, claims reserves, and
interest credited	13.0	58.6	7.0
Net realized capital gains	(9.5)	(9.3)	(10.6)
Change in:
Reinsurance recoverable	(16.1)	(19.1)	(18.6)
Other receivables and asset accruals	(0.7)	1.0	(0.1)
Due to/from affiliates	7.6	16.8	(6.2)
Other payables and accruals	(13.0)	(7.8)	(22.5)
Other	11.3	3.1	7.0
Net cash provided by operating activities	18.3	65.9	12.7

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	2,221.2	2,495.2	2,761.3
Equity securities, available-for-sale	2.2	-	-
Mortgage loans on real estate	37.0	24.5	44.3
Acquisition of:
Fixed maturities, available-for-sale	(2,237.8)	(2,531.1)	(2,879.3)
Equity securities, available-for-sale	(0.1)	-	-
Mortgage loans on real estate	(14.6)	(27.3)	(10.0)
Short-term investments	(5.3)	0.1	0.9
Other	(5.1)	(8.5)	(2.6)
Net cash used for investing activities	(2.5)	(47.1)	(85.4)

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Cash Flows from Financing Activities:
Deposits received for investment contracts	$220.6	$217.0	$186.9
Maturities and withdrawals from investment contracts	(202.6)	(186.9)	(162.5)
Short-term loans	(5.0)	1.2	28.3
Dividends to parent	(20.8)	(27.2)	(25.5)
Other	-	0.1	-
Net cash (used for) provided by financing activities	(7.8)	4.2	27.2
Net increase (decrease) in cash and cash equivalents	8.0	23.0	(45.5)
Cash and cash equivalents, beginning of year	33.5	10.5	56.0
Cash and cash equivalents, end of year	41.5	33.5	10.5
Supplemental cash flow information:
Income taxes paid, net	$25.1	$9.5	$29.5
Interest paid	$3.2	$1.5	$1.9

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

1.	Organization and Significant Accounting Policies
Basis of Presentation

ReliaStar Life Insurance Company of New York (“RLNY” or the “Company,” as appropriate) is a stock life insurance company domiciled in the State of New York and provides financial products and services in the United States. RLNY is authorized to conduct its insurance business in the District of Columbia and all states.

RLNY is a direct, wholly-owned subsidiary of ReliaStar Life Insurance Company (“ReliaStar Life” or “Parent”), which is a direct, wholly-owned subsidiary of Lion Connecticut Holdings Inc. (“Lion”), a Connecticut holding and management company. Lion is an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING”). ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING".

Until October 1, 2003, the Company was a wholly-owned subsidiary of Security-Connecticut Life Insurance Company (“Security-Connecticut Life”), a Minnesota domiciled insurance company, which provided financial products and services in the United States. Effective October 1, 2003, Security-Connecticut merged with and into ReliaStar Life.

Description of Business

The Company principally provides and distributes life insurance and related financial services products, including individual life insurance and annuities, group life and health products and services. The Company’s strategy is to offer a wide variety of products and services designed to address customers’ needs for financial security, especially tax-advantaged savings for retirement and protection in the event of death.

The Company has one operating segment, ING U.S. Financial Services.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Recently Adopted Accounting Standards

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) adopting a three-step impairment model for securities within its scope. The three-step model is applied on a security-by-security basis as follows:

Step 1:	Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its cost basis.
Step 2:	Evaluate whether an impairment is other-than-temporary.
Step 3:	If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

On September 30, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF Issue 03-1-1 “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’” (“FSP EITF 03-1-1”), which delayed the EITF 03-1 original effective date of July 1, 2004 related to steps two and three of the impairment model introduced.

On November 3, 2005, the FASB issued FSP Statement of Financial Accounting Standard (“FAS”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS No. 115-1”). FSP FAS No. 115-1 replaces the impairment evaluation guidance of EITF 03-1.

FSP FAS No. 115-1 addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In addition, it includes considerations for accounting subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporarily impaired. FSP FAS No. 115-1 further clarifies that an impairment loss should be recognized no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. FSP FAS No. 115-1 references existing guidance on other-than-temporary impairments.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

FSP FAS No. 115-1 is effective for reporting periods beginning after December 15, 2005, and was implemented by the Company during the fourth quarter of 2005. The Company recognized impairment losses of $0.4 for the year ended December 31, 2005, related to investments that the Company does not have the intent and ability to retain for a period of time sufficient to allow for recovery in fair value.

Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights

In June 2005, the EITF reached a consensus on EITF Issue No. 04-5, "Investor's Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights" ("EITF 04-5"), which states that the general partner in a limited partnership should presume that it controls and, thus, should consolidate the limited partnership, unless the limited partners have either (a) substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights. EITF 04-5 applies to limited partnerships that are not variable interest entities under FASB Interpretation No. 46R: "Consolidation of Variable Interest Entities" ("FIN 46R"). EITF 04-5 was effective immediately for all new limited partnerships formed and for existing limited partnerships for which partnership agreements are modified after June 29, 2005, and is effective for all other limited partnerships at the commencement of the first reporting period beginning after December 15, 2005.

EITF 04-5 had no impact on RLNY as of December 31, 2005, as the Company's investments in limited partnerships are generally considered variable interest entities and are accounted for using the cost or equity methods of accounting since the Company is not the primary beneficiary. Investments in limited partnerships are included in Other investments on the Balance Sheets.

Share-Based Payment

In December 2004, the FASB issued FAS No. 123 (revised 2004), "Share-Based Payment" ("FAS No. 123R"), which requires all share-based payments to employees be recognized in the financial statements based upon the fair value. FAS No. 123R was effective at the beginning of the first interim or annual period beginning after June 15, 2005 for registrants. FAS No. 123R provides two transition methods, modified-prospective and modified-retrospective.

The modified-prospective method recognizes the grant-date fair value of compensation for new awards granted after the effective date and unvested awards beginning in the fiscal period in which the recognition provision are first applied. Prior periods are not restated. The modified-retrospective method permits entities to restate prior periods by recognizing the compensation cost based on amounts previously reported in the pro forma footnote disclosure as required under FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”).

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

The Company early adopted the provisions of FAS No. 123R on January 1, 2005, using the modified-prospective method. Under the modified-prospective method, compensation cost recognized in 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2005, based on the grant date fair value estimated in accordance with the original provision of FAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant date fair value in accordance with the provisions of FAS No. 123R. Results for prior periods are not restated. Prior to January 1, 2005, the Company applied the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by FAS No. 123. No stock based employee compensation cost was recognized in the Statement of Operations during 2004 and 2003, as all options granted during the year had an exercise price equal to the market value of the underlying common stock on the date of grant. All shares granted during 2005 and 2004 were those of ING, the Company’s ultimate parent. As a result of adopting FAS No. 123R, the Company’s net income for the year ended December 31, 2005, was $0.2 lower than if it had continued to account for share-based payments under APB No. 25. The fair value of shares granted during 2005 was $0.2 as of December 31, 2005, and will be expensed over a vesting period of 3 years. Prior to the adoption of FAS No. 123R, no modifications were made to outstanding options, and there were no significant changes to valuation methodologies as a result of the adoption of FAS No. 123R.

Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

The Company adopted Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”), on January 1, 2004. SOP 03-1 established several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities, and the revenues and expenses related to such arrangements be consolidated with the respective line items in the Statements of Operations. In addition, SOP 03-1 requires additional liabilities be established for certain guaranteed death benefits and for products with certain patterns of cost of insurance charges. In addition, sales inducements provided to contractowners and policyholders must be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

The Company evaluated all requirements of SOP 03-1 and determined that it is affected by SOP 03-1’s requirements to account for certain separate account arrangements as general account arrangements, to establish additional liabilities for certain guaranteed benefits and for products with patterns of cost of insurance charges resulting in losses in later policy durations from the insurance benefit function, and to defer, amortize, and recognize separately, sales inducements to contractowners and policyholders. Upon adoption of SOP 03-1 on January 1, 2004, the Company recognized a cumulative effect of a change in accounting principle of $(10.8), before tax or $(7.0), net of $3.8 of income taxes. In addition, requirements for certain separate account arrangements that do not meet the established criteria for separate asset and liability recognition are applicable to the Company, however, the Company’s policies on separate account assets and liabilities have historically been, and continue to be, in conformity with the requirements newly established.

In the fourth quarter of 2004, the cumulative effect of a change in accounting principle was revised due to the implementation of Technical Practice Aid 6300.05 – 6300.08, “Q&As Related to the Implementation of SOP 03-1, ‘Accounting and Reporting by Insurance Enterprises, for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”’ (the “TPA”).

The TPA, which was approved in September 2004, provided additional guidance regarding certain implicit assessments that may be used in testing of the base mortality function on contracts, which is performed to determine whether additional liabilities are required in conjunction with SOP 03-1. In addition, the TPA provided additional guidance surrounding the allowed level of aggregation of additional liabilities determined under SOP 03-1. While the TPA was implemented during the fourth quarter of 2004, the TPA was retroactive to the original implementation date of SOP 03-1, January 1, 2004, and was reported as an adjustment to the SOP 03-1 cumulative effect change in accounting principle. The adoption of the TPA resulted in an adjustment of the Company’s cumulative effect change in accounting principle by $7.8, net of $4.2 of income tax.

The implementation of SOP 03-1 raised questions regarding the interpretation of the requirements of FAS No. 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS No. 97”), concerning when it is appropriate to record an unearned revenue liability related to the insurance benefit function. To clarify its position, the FASB issued FASB Staff Position No. FAS 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, ‘Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,’ Permit or Require Accrual of an Unearned Revenue Liability” (“FSP FAS 97-1”), effective for fiscal periods beginning subsequent to the date the guidance was

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

issued, June 18, 2004. The Company adopted FSP FAS 97-1 on July 1, 2004. The adoption of FSP FAS 97-1 did not have an impact on the Company’s financial position, results of operations, or cash flows.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). In December 2003, the FASB issued FIN 46R to make certain technical revision and address certain implementation issues that had arisen. FIN 46R provides a new framework for identifying Variable Interest Entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements.

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

FIN 46R requires a VIE to be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46R also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

The adoption of FIN 46R had no impact on the Company’s financial statements. The Company holds investments in VIEs in the form of private placement securities, structured securities, securitization transactions, and limited partnerships with an aggregate fair value of $799.0 and $643.6 as of December 31, 2005 and 2004, respectively. These VIEs are held by the Company for investment purposes. Consolidation of these investments in the Company’s financial statements is not required as the Company is not the primary beneficiary for any of these VIEs. Book value as of December 31, 2005 and 2004 of $801.9 and $628.8, respectively, represents the maximum exposure to loss on the investment in VIEs. In addition, the Company may be exposed to the loss of asset management fees it receives for some of these structures.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

New Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS No. 155”), which permits the application of fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”). Under this approach, changes in fair value would be recognized currently in earnings. In addition, FAS No. 155 does the following:

• Clarifies which interest-only strips and principal-only strips are not subject to derivative accounting under FAS No. 133;

•       Requires that interests in securitized financial assets be analyzed to identify interests that are freestanding derivatives or that are hybrid instruments that contain embedded derivatives requiring bifurcation;

• Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
• Allows a qualifying special-purpose entity to hold derivative financial instruments that pertain to beneficial interests, other than another derivative financial instrument.

FAS No. 155 is effective for all instruments acquired, issued, or subject to a remeasurement event, occurring after the beginning of the first fiscal year that commences after September 15, 2006. The Company is in the process of determining the impact of FAS No. 155.

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which states that when an internal replacement transaction results in a substantially changed contract, the unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets, related to the replaced contract should not be deferred in connection with the new contract. Contract modifications that meet various conditions defined by SOP 05-1 and result in a new contract that is substantially unchanged from the replaced contract, however, should be accounted for as a continuation of the replaced contract.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage, that occur by the exchange of a contract for a new contract, by amendment, endorsement, or rider, to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 applies to internal replacements made primarily to contracts defined by FAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS No. 60”), as short-duration and long-duration insurance contracts, and by FAS No. 97, as investment contracts.

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

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications (see Reclassifications and Changes to Prior Year Presentation footnote).

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments, and other debt issues with a maturity of 90 days or less when purchased.

Investments

All of the Company’s fixed maturity and equity securities are currently designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in Shareholder’s equity, after adjustment for related changes in deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), and deferred income taxes.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Other-Than-Temporary Impairments

The Company analyzes the general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Management considers the length of the time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of a debt security will not be collected, an other-than-temporary impairment is considered to have occurred.

In addition, the Company invests in structured securities that meet the criteria of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20). Under EITF Issue No. 99-20, a further determination of the required impairment is based on credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment.

When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value, and the loss is accounted for as a change in Net realized capital gains (losses).

Purchases and Sales

Purchases and sales of fixed maturities and equity securities, excluding private placements, are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date.

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

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Mortgage loans on real estate are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to realized loss. At December 31, 2005 and 2004, the Company had no allowance for mortgage loan credit losses.

Policy loans are carried at unpaid principal balances.

Short-term investments, consisting primarily of money market instruments and other fixed maturity issues purchased with an original maturity of 91 days to one year, are considered available-for-sale and are carried at fair value, which approximates amortized cost.

Derivative instruments are reported at fair value using the Company’s derivative accounting system. The system uses key financial data, such as yield curves, exchange rates, Standards & Poor’s (“S&P”) 500 Index prices, and London Inter Bank Offering Rates, which are obtained from third party sources and uploaded into the system. Embedded derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models or market quotations. Guaranteed minimum withdrawals benefits (“GMWBs”) without life contingency and guaranteed minimum accumulation benefits (“GMABs”) represent an embedded derivative liability in the variable annuity contract that is required to be reported separately from the host variable annuity contract. The option component of an equity indexed annuity also represents an embedded derivative. These embedded derivatives and swap contracts reinsuring cost of insurance charges are carried at fair value based on actuarial assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning contractowner behavior.

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements to increase the return on instruments and improve liquidity. These transactions involve a sale of securities and an agreement to repurchase substantially the same securities as those sold. Company policies require a minimum of 95% of the fair value of securities pledged under dollar rolls and repurchase agreement transactions to be maintained as collateral. Cash collateral received is invested in fixed maturities, and the carrying value of the securities pledged in dollar rolls and repurchase agreement

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

transactions is included in Securities pledged on the Balance Sheets. The repurchase obligation related to dollar rolls and repurchase agreements is included in Borrowed money on the Balance Sheets.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. Company policies require a minimum of 102% of the fair value of securities pledged under reverse repurchase agreements to be pledged as collateral. Reverse repurchase agreements are included in Cash and cash equivalents on the Balance Sheets.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned domestic securities. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company’s guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the fair value of the loaned securities fluctuates.

Derivatives

The Company’s use of derivatives is limited mainly to hedging purposes to reduce the Company’s exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, and market risk. Generally, derivatives are not accounted for using hedge accounting treatment under FAS No. 133, as the Company has not historically sought hedge accounting treatment.

The Company may enter into interest rate, equity market credit, default, total return, and currency contracts, including swaps, caps, floors, and options, to reduce and manage risks associated with changes in value, yield, price, cash flow, or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index or pool. The Company also may purchase options and futures on equity indexes to reduce and manage risks associated with its annuity products. Open derivative investment contracts are included in Other investments or Other liabilities, as appropriate, on the Balance Sheets. The derivative contracts with insurance enterprises are included in Other assets on the Balance Sheets. Changes in the fair value of such derivatives are recorded in Net realized capital gains (losses) in the Statements of Operations.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

The Company also has issued certain retail annuity products that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short- or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads.

Embedded derivatives within retail annuity products are included in Future policy benefits and claims reserves on the Balance Sheets and the changes in the fair value are recorded in Interest credited and other benefits to policyholders/contractowners in the Statements of Operations.

Deferred Policy Acquisition Costs and Value of Business Acquired

DAC represents policy acquisition costs that have been capitalized and are subject to amortization. Such costs consist principally of certain commissions, underwriting, contract issuance, and agency expenses, related to the production of new and renewal business.

VOBA represents the outstanding value of in force business capitalized in purchase accounting when the Company was acquired and is subject to amortization. The value is based on the present value of estimated profits embedded in the Company’s contracts.

FAS No. 60 applies to traditional life insurance products, primarily whole life and term life insurance contracts. Under FAS No. 60, DAC and VOBA are amortized over the premium payment period, in proportion to the premium revenue recognized.

FAS No. 97 applies to universal life and investment-type products, such as fixed and variable deferred annuities. Under FAS No. 97, DAC and VOBA are amortized, with interest, over the life of the related contracts in relation to the present value of estimated future gross profits from investment, mortality, and expense margins, plus surrender charges.

For FAS No. 97 products, changes in assumptions can have a significant impact on DAC and VOBA balances and amortization rates. Several assumptions are considered significant in the estimation of future gross profits associated with variable universal life and variable deferred annuity products. One of the most significant assumptions involved in the estimation of future gross profits is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Other significant assumptions include surrender and lapse rates, estimated interest spread, and estimated mortality.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Due to the relative size and sensitivity to minor changes in underlying assumptions of DAC and VOBA balances, the Company performs a quarterly and annual analyses of DAC and VOBA for the annuity and life businesses, respectively. The DAC and VOBA balances are evaluated for recoverability.

At each evaluation date, actual historical gross profits are reflected and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated profit requires that the amortization rate be revised (“unlocking”), retroactively to the date of the policy or contract issuance. The cumulative prior period adjustment is recognized as a component of current period amortization. In general, sustained increases in investment, mortality, and expense margins, and thus estimated future profits, lower the rate of amortization. However, sustained decreases in investment, mortality, and expense margins, and thus estimated future profits, increase the rate of amortization.

Reserves

The Company establishes and carries actuarially-determined reserves that are calculated to meet its future obligations. Generally, reserves are calculated using mortality and withdrawal rate assumptions based on relevant Company experience and are periodically reviewed against both industry standards and experience. Changes in or deviations from the assumptions used can significantly affect the Company’s reserve levels and related future operations.

Future policy benefits and claims reserves include reserves for universal and traditional life insurance contracts, deferred annuities and immediate annuities with and without life contingent payouts.

Reserves for universal life and variable products are equal to cumulative deposits, less withdrawals and charges, plus credited interest thereon. Unearned revenue reserves represent contractual charges deemed to be earned in future periods. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of contractowners and related expenses less the present value of future net premiums.

Unpaid claims and claim expenses for all lines of insurance include benefits for reported losses and estimates of benefits for losses incurred but not reported.

Reserves for deferred annuity investment contracts and immediate annuities without life contingent payouts are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Reserve interest rates vary by product up to 8.0% for 2005, 2004, and 2003.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Reserves for immediate annuities with life contingent payout benefits are computed on the basis of assumed interest discount rate, mortality, and expenses, including a margin for adverse deviations. Such assumptions generally vary by annuity plan type, year of issue, and policy duration. For 2005, 2004, and 2003, reserve interest discount rates ranged from 4.8% to 8.8%.

Reserves for equity indexed annuities are computed in accordance with FAS No. 97 and FAS No. 133. Accordingly, the aggregate initial liability is equal to the deposit received (plus a bonus, if applicable), and is split into a host component, and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value, with the change in fair value reported in the Statements of Operations.

Under SOP 03-1, the Company calculates additional liabilities (“SOP 03-1 reserves”) for certain guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees. The SOP 03-1 reserve recognizes the portion of contract assessments received in early years used to compensate the insurer for services provided in later years.

The SOP 03-1 reserve for life insurance products is calculated using the same assumptions used in the determination of estimated gross profits, according to which, deferred acquisition costs are amortized. The Company calculates a benefit ratio for each block of business subject to SOP 03-1, and calculates an SOP 03-1 reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess death benefits during the period. The SOP 03-1 reserve is accumulated at interest rates using the contract-credited rate for the period. The calculated reserve includes a provision for universal life contracts with patterns of cost of insurance charges that produce losses in later policy years.

The SOP 03-1 reserve for annuities with guaranteed minimum death benefits (“GMDBs”) is determined each period by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used to adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

The annuities with GMABs and with GMWBs where the guarantee does not involve life contingency are considered to be derivatives under FAS No. 133. The additional liabilities for these guarantees are recognized at fair value in the Statements of Operations.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

The SOP 03-1 reserve for the guaranteed minimum income benefits (“GMIB”) and GMWBs where the guarantee involves life contingency, is determined each period by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if the actual experience or other evidence suggests that earlier assumptions should be revised. In addition, the calculation of the GMIB and GMWB liability assumes dynamic surrenders and dynamic annuitization reflecting the extent to which the benefit, at the time of payment, has a positive value.

Sales Inducements

Sales inducements represent benefits paid to contractowners and policyholders for a specified period that are incremental to the amounts the Company credits on similar contracts and are higher than the contracts expected ongoing crediting rates for periods after the inducement. As of January 1, 2004, such amounts are reported separately from DAC on the Balance Sheets in accordance with SOP 03-1. Beginning in 2004, sales inducements are amortized as a component of Interest credited and other benefits to contractowners using methodology and assumptions consistent with those used for amortization of DAC. Sales inducements are recorded in Other assets on the Balance Sheets.

Revenue Recognition

For universal life and certain annuity contracts, charges assessed against contractowners and policyholders funds for the cost of insurance, surrender, expenses, and other fees are recorded as revenue as charges are assessed. Other amounts received for these contracts are reflected as deposits and are not recorded as a premium or revenue. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts. When annuity payments with life contingencies begin under contracts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity and reflected in both Premiums and Interest credited and other benefits to policyholders/contractowners in the Statements of Operations.

Premiums on the Statements of Operations primarily represent amounts received under traditional life insurance policies.

Separate Accounts

Separate account assets and liabilities generally represent funds maintained to meet specific investment objectives of contractowners and policyholders who bear the

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

investment risk, subject, in limited cases, to certain minimum guarantees. Investment income and investment gains and losses generally accrue directly to such contractowners and policyholders. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

Separate account assets supporting variable options under universal life and variable annuity contracts are invested, as designated by the contractowner, policyholder, or participant under a contract in shares of mutual funds which are managed by the Company or its affiliates, or in other selected mutual funds not managed by the Company or its affiliates.

Separate account assets and liabilities are carried at fair value and shown as separate captions in the Balance Sheets. Deposits, investment income, and net realized and unrealized capital gains and losses, of the separate accounts, however, are not reflected in the Statements of Operations (with the exception of realized and unrealized capital gains and losses on the assets supporting the guaranteed interest option). The Statements of Cash Flows do not reflect investment activity of the separate accounts.

Assets and liabilities of separate account arrangements that do not meet the criteria in SOP 03-1 for separate presentation in the Balance Sheets (primarily guaranteed interest options), and revenue and expenses related to such arrangements, are consolidated in the Statements of Operations with the general account beginning January 1, 2004, in accordance with the SOP 03-1 requirements. At December 31, 2005 and 2004, unrealized gains/losses, on assets supporting a guaranteed interest option were minimal and are reflected in Stockholder’s equity.

Reinsurance

The Company utilizes reinsurance agreements to reduce its exposure to losses from its life insurance and annuity business. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the Company’s primary liability as direct insurer of the risks. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial strength and credit rating of its reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company’s Balance Sheets.

Income Taxes

The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. Deferred income tax expenses/benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

2.	Investments

Fixed Maturities and Equity Securities

Fixed maturities and equity securities, available-for-sale, as of December 31, 2005, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$35.5	$0.2	$0.2	$35.5
State, municipalities, and political
subdivisions	1.5	0.1	-	1.6

U.S. corporate securities:
Public utilities	170.7	3.9	2.6	172.0
Other corporate securities	612.3	14.8	8.6	618.5
Total U.S. corporate securities	783.0	18.7	11.2	790.5

Foreign securities:
Government	17.3	0.7	0.1	17.9
Other	177.8	3.0	4.7	176.1
Total foreign securities	195.1	3.7	4.8	194.0

Residential mortgage-backed securities	410.7	0.4	7.1	404.0
Commercial mortgaged-backed securities	188.8	3.1	2.7	189.2
Other asset-backed securities	112.4	0.9	1.1	112.2

Total fixed maturities, including fixed
maturities pledged	1,727.0	27.1	27.1	1,727.0
Less: fixed maturities pledged	118.6	-	3.5	115.1

Total fixed maturities	1,608.4	27.1	23.6	1,611.9
Equity securities	4.8	0.2	0.5	4.5

Total investments, available-for-sale	$1,613.2	$27.3	$24.1	$1,616.4

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Fixed maturities and equity securities, available-for-sale, as of December 31, 2004, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$56.2	$0.4	$0.2	$56.4
State, municipalities, and political subdivisions	1.6	0.1	-	1.7

U.S. corporate securities:
Public utilities	154.3	7.9	0.8	161.4
Other corporate securities	695.2	35.9	3.0	728.1
Total U.S. corporate securities	849.5	43.8	3.8	889.5

Foreign securities:
Government	28.0	0.6	0.2	28.4
Other	168.0	6.6	1.9	172.7
Total foreign securities	196.0	7.2	2.1	201.1

Residential mortgage-backed securities	373.5	2.5	2.1	373.9
Commercial mortgaged-backed securities	119.0	8.2	0.3	126.9
Other asset-backed securities	107.1	6.1	1.1	112.1

Total fixed maturities, including fixed
maturities pledged	1,702.9	68.3	9.6	1,761.6
Less: fixed maturities pledged	149.7	0.3	1.5	148.5

Total fixed maturities	1,553.2	68.0	8.1	1,613.1
Equity securities	6.9	0.7	-	7.6

Total investments, available-for-sale	$1,560.1	$68.7	$8.1	$1,620.7

At December 31, 2005 and 2004, net unrealized (depreciation) appreciation was $(0.3) and $59.4, respectively, on total fixed maturities, including fixed maturities pledged to creditors, and equity securities.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Unrealized losses in fixed maturities at December 31, 2005 and 2004, were related to interest rate movement or spread widening and to mortgage and other asset-backed securities. Mortgage and asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized losses by duration and reason, along with the fair value of fixed maturities, including fixed maturities pledged to creditors, in unrealized loss position at December 31, 2005 and 2004.

		More than
		Six Months
	Less than	and less than	More than
2005	Six Months	Twelve Months	Twelve Months	Total

Interest rate or spread widening	$5.0	$3.3	$7.9	$16.2
Mortgage and other asset-backed
securities	5.8	3.3	1.8	10.9
Total unrealized loss	$10.8	$6.6	$9.7	$27.1
Fair value	$547.2	$261.4	$246.1	$1,054.7

2004

Interest rate or spread widening	$1.0	$2.0	$3.1	$6.1
Mortgage and other asset-backed
securities	1.7	0.5	1.3	3.5
Total unrealized loss	$2.7	$2.5	$4.4	$9.6
Fair value	$335.4	$131.8	$78.6	$545.8

Of the unrealized losses aged more than twelve months, the average market value of the related fixed maturities is 96% of the average book value at December 31, 2005. In addition, this category includes 100 securities, which have an average quality rating of A. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of December 31, 2005.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Overall, there has been an increase in unrealized losses from December 31, 2004 to December 31, 2005. This increase is largely caused by an increase in prevailing market interest rates, which tends to have a negative market value impact on fixed maturity securities. In accordance with FSP FAS No. 115-1, the Company considers the negative market impact of the interest rate changes, in addition to credit related items, when performing other-than-temporary impairment testing. As part of this testing, the Company determines whether or not it has the ability and intent to retain the investments for a period of time sufficient to allow for recovery in fair value.

The amortized cost and fair value of total fixed maturities as of December 31, 2005, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called, or prepaid.

	Amortized	Fair
	Cost	Value
Due to mature:
One year or less	$51.9	$52.1
After one year through five years	412.7	415.4
After five years through ten years	350.7	349.6
After ten years	199.8	204.5
Mortgage-backed securities	599.5	593.2
Other asset-backed securities	112.4	112.2
Less: fixed maturities pledged	118.6	115.1
Fixed maturities, excluding fixed maturities pledged	$1,608.4	$1,611.9

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s shareholder’s equity at December 31, 2005.

At December 31, 2005 and 2004, fixed maturities with fair values of $2.8 and $6.0, respectively, were on deposit as required by regulatory authorities.

Repurchase Agreements

The Company engages in dollar repurchase agreements (“dollar rolls”) and repurchase agreements. At December 31, 2005 and 2004, the carrying value of the securities pledged in dollar rolls and repurchase agreement transactions was $98.4 and $100.7, respectively. The repurchase obligation related to dollar rolls and repurchase agreements totaled $97.7 and $100.4 at December 31, 2005 and 2004, respectively.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

The Company also engages in reverse repurchase agreements. At December 31, 2005 and 2004, the carrying value of the securities in reverse repurchase agreements was $4.1 and $32.0, respectively.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company’s exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments, an amount that was not material at December 31, 2005 and 2004. The Company believes the counterparties to the dollar roll, repurchase, and reverse repurchase agreements are financially responsible and that the counterparty risk is immaterial.

Other-Than-Temporary Impairments

The following table identifies the Company’s other-than-temporary impairments by type for the years ended December 31, 2005, 2004, and 2003:

	2005			2004		2003
			No. of		No. of		No. of
	Impairment		Securities	Impairment	Securities	Impairment	Securities
U.S. corporate	$0.3		3	$0.8	1	$2.7	2
Residential mortgage-
backed	0.1		1	-	-	-	-
Foreign(1)	-	*	1	-	-	-	-
U.S. Treasuries/Agencies	-	*	1	-	-	-	-
Equity securities	-		-	-	-	0.1	1
Limited partnerships	-	*	1	0.1	2	-	-
Other asset-backed	1.0		2	-	-	2.0	6
Total	$1.4		9	$0.9	3	$4.8	9

(1) Primarily U.S. Dollar denominated
* Less than $0.1

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

The above schedule includes $0.4 in anticipated disposition write-downs related to investments that the Company does not have the intent and ability to retain for a period of time sufficient to allow for recovery in fair value, based upon the implementation of FSP FAS No. 115-1. The following table summarizes these write-downs recognized by type for the year ended December 31, 2005:

	2005
			No. of
	Impairment		Securities
U.S. corporate	$0.3		2
Residential mortgage-backed	0.1		1
U.S. Treasuries/Agencies	-	*	1
Total	$0.4		4

* Less than $0.1

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturity securities or cost for equity securities. In certain situations new factors such as negative developments and subsequent credit deterioration can subsequently change the Company’s previous intent to continue holding a security.

Because of rising interest rates, continued asset-liability management strategies and on-going comprehensive reviews of the Company’s portfolios, changes were made in the fourth quarter of 2005 to the Company’s strategic asset allocations. In addition, the Company also pursued yield enhancement strategies. These changes primarily resulted in anticipated disposition write-downs totaling $0.4 of certain securities with unrealized loss positions due to a change in intent as to whether to hold these securities until recovery.

The remaining fair value of investments with other-than-temporary impairments at December 31, 2005 and 2004 was $10.4 and $4.0, respectively.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Net Investment Income

Sources of Net investment income were as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Fixed maturities, available-for-sale	$97.0	$98.9	$101.8
Equity securities, available-for-sale	0.8	0.2	0.1
Mortgage loans on real estate	15.7	16.5	18.7
Policy loans	6.3	7.0	5.8
Short-term investments and
cash equivalents	1.0	0.3	0.8
Other	1.6	0.6	(1.2)
Gross investment income	122.4	123.5	126.0
Less: investment expenses	(5.8)	(2.9)	(3.5)
Net investment income	$116.6	$120.6	$122.5

Net Realized Capital Gains and Losses

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments, and changes in fair value of derivatives. Net realized capital gains (losses) on investments for the years ended December 31, 2005, 2004, and 2003 were as follows:

	2005	2004	2003
Fixed maturities, available-for-sale	$7.8	$9.3	$10.2
Equity securities, available-for-sale	0.1	-	(0.1)
Derivatives	1.6	0.1	-
Other	-	(0.1)	0.5
Pretax realized capital gains	$9.5	$9.3	$10.6
After-tax realized capital gains	$6.2	$6.0	$6.9

Proceeds from the sale of fixed maturities and equity securities, available-for-sale, and the related gross gains and losses were as follows for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003
Proceeds on sales	$1,076.2	$1,300.8	$1,677.2
Gross gains	18.5	14.7	23.7
Gross losses	9.2	4.7	13.5

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

3.	Financial Instruments

Estimated Fair Value

The following disclosures are made in accordance with the requirements of FAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“FAS No. 107”). FAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

FAS No. 107 excludes certain financial instruments, including insurance contracts and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of the following financial instruments:

Fixed maturities, available-for-sale: The fair values for the actively traded marketable bonds are determined based upon the quoted market prices or dealer quotes. The fair values for marketable bonds without an active market are obtained through several commercial pricing services which provide the estimated fair values. Fair values of privately placed bonds are determined using a matrix-based pricing model. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer, and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees, and the Company's evaluation of the borrower's ability to compete in their relevant market. Using this data, the model generates estimated market values which the Company considers reflective of the fair value of each privately placed bond.

Equity securities, available-for-sale: Fair values of these securities are based upon quoted market value. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion price, where applicable.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Mortgage loans on real estate: The fair values for mortgage loans on real estate are estimated using discounted cash flow analyses and rates currently being offered in the marketplace for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations.

Cash and cash equivalents, Short-term investments, Short-term investments under securities loan agreement, and Policy loans: The carrying amounts for these assets approximate the assets' fair values.

Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the individual securities in the separate accounts.

Other financial instruments reported as assets: The carrying amounts for these financial instruments (primarily limited partnerships) approximate the fair value of the assets.

Investment contract liabilities (included in Future policy benefits and claims reserves)

Deferred annuities: Fair value is estimated to be the amount payable on demand at the reporting date, as those investment contracts have no defined maturity and are similar to a deposit liability. The amount payable at the reporting date is calculated as the account balance, less applicable surrender charges.

Supplementary contracts without life contingencies and immediate annuities: Fair value is estimated using discounted cash flow analyses. The discount rate is based upon Treasury rates plus a pricing margin.

Other investment contracts: The carrying amounts for these financial instruments, which includes retirement plan deposits, approximate the liabilities' fair value.

Liabilities related to separate accounts: Liabilities related to separate accounts are reported at full account value in the Company’s Balance Sheets. Estimated fair values of separate account liabilities are equal to their carrying amount.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

The carrying values and estimated fair values of certain of the Company’s financial instruments at December 31, 2005 and 2004, were as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale,
including securities pledged	$1,727.0	1,727.0	$1,761.6	$1,761.6
Equity securities, available-for-sale	4.5	4.5	7.6	7.6
Mortgage loans on real estate	191.0	199.9	213.0	231.5
Policy loans	93.4	93.4	90.9	90.9
Cash, cash equivalents, Short-term
investments, and Short-term investments
under securities loan agreement	63.8	63.8	82.5	82.5
Other investments	19.9	19.9	17.0	17.0
Assets held in separate accounts	653.7	653.7	537.7	537.7
Liabilities:
Investment contract liabilities:
Deferred annuities	373.5	369.5	379.5	377.6
Supplementary contracts and
immediate annuities	40.6	40.6	31.5	31.5
Liabilities related to separate accounts	653.7	653.7	537.7	537.7

Fair value estimates are made at a specific point in time, based on available market information and judgments about various financial instruments, such as estimates of timing and amounts of future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instruments. In evaluating the Company’s management of interest rate, price, and liquidity risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Derivative Financial Instruments

	Notional Amount		Fair Value
	2005	2004	2005	2004
Options
S&P Options are used to hedge against an increase
in the S&P Index. Such increase may result in
increased payments to contract holders of equity
indexed annuity contracts, and the options offset
this increased expense. Both the options and
the embedded derivative reserve are carried at fair
value. The change in value of the options are
recorded in Net realized capital gains (losses);
the change in value of the embedded derivative
is recorded in Interest credited and other benefits
to policyholders/contractowners.	$24.3	$8.0	$0.8	$0.3

Swaps
The swap contracts with insurance enterprises are
used to reinsure cost of insurance charges on certain
life products. Swaps represent contracts that require
the exchange of cash flows at regular interim periods,
typically monthly or quarterly.	N/A*	N/A*	$2.0	$-

Embedded Derivatives
The Company also has issued certain retail annuity
products that contain embedded derivatives whose
market value is at least partially determined by,
among other things, levels of or changes in domestic
and/or foreign interest rates (short- or long-term),
exchange rates, prepayment rates, equity rates,
or credit ratings/spreads.	N/A*	N/A*	$3.2	$0.2

*N/A - not applicable.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

4.	Deferred Policy Acquisition Cost and Value of Business Acquired

Activity for the years ended December 31, 2005, 2004, and 2003, within DAC, was as follows:

Balance at January 1, 2003	$61.3
Deferrals of commissions and expenses	23.4
Amortization:
Amortization	(11.6)
Interest accrued at 4% - 7%	3.2
Net amortization included in the Statements of Operations	(8.4)
Change in unrealized gains and losses on available-for-sale securities	(1.6)
Balance at December 31, 2003	74.7
Deferrals of commissions and expenses	14.2
Amortization:
Amortization	(13.5)
Interest accrued at 4% - 7%	3.8
Net amortization included in the Statements of Operations	(9.7)
Change in unrealized gains and losses on available-for-sale securities	0.1
Implementation of SOP and TPA	(1.6)
Balance at December 31, 2004	77.7
Deferral of commissions and expenses	17.3
Amortization:
Amortization	(7.7)
Interest accrued at 4% - 7%	4.0
Net amortization included in the Statements of Operations	(3.7)
Change in unrealized gains and losses on available-for-sale securities	1.4
Balance at December 31, 2005	$92.7

The estimated amount of DAC to be amortized, net of interest, is $4.5, $4.8 $5.0, $5.3, and $4.7, for the years 2006, 2007, 2008, 2009, and 2010, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Activity for the years ended December 31, 2005, 2004, and 2003, within VOBA, was as follows:

Balance at January 1, 2003	$48.2
Deferrals of commissions and expenses	4.7
Amortization:
Amortization	(26.6)
Interest accrued at 7%	4.1
Net amortization included in the Statements of Operations	(22.5)
Change in unrealized gains and losses on available-for-sale securities	6.0
Balance at December 31, 2003	36.4
Deferrals of commissions and expenses	3.5
Amortization:
Amortization	(2.5)
Interest accrued at 5% - 7%	2.8
Net amortization included in the Statements of Operations	0.3
Change in unrealized gains and losses on available-for-sale securities	3.7
Implementation of SOP and TPA	(10.2)
Balance at December 31, 2004	33.7
Deferral of commissions and expenses	0.5
Amortization:
Amortization	(5.6)
Interest accrued at 5% - 7%	2.0
Net amortization included in the Statements of Operations	(3.6)
Change in unrealized gains and losses on available-for-sale securities	12.7
Balance at December 31, 2005	$43.3

The estimated amount of VOBA to be amortized, net of interest, is $3.7, $3.0, $2.8, $2.8, and $2.6, for the years 2006, 2007, 2008, 2009, and 2010, respectively. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results.

Analysis of DAC/VOBA – Life Products

As part of the regular analysis of DAC/VOBA, at the end of each of the years ended December 31, 2005, 2004, and 2003, the Company unlocked its long-term rate of return assumptions due to assumption changes that may include mortality, lapse, expense and interest amounts and portfolio return. The impact of unlocking on the amortization of DAC/VOBA before tax was a decrease of $2.0, in 2005, a decrease of $9.8, in 2004, and an increase of $5.5, in 2003.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Analysis of DAC/VOBA – Annuity Products

As a part of the regular analysis of DAC\VOBA, at the end of the third quarter of 2005 the Company unlocked its long-term rate of return assumptions. The Company reset long-term assumptions for the separate account returns from 8.5% to 8.125% (gross before fund management fees, mortality, expense, and other policy charges) as of September 30, 2005, reflecting a blended return of equity and other sub-accounts. However, actual equity market experience was very close to long-term assumptions, and no material change to the rate of DAC\VOBA amortization in 2005 was associated with such experience. Actual variable annuity contractowner withdrawal rates have been slower than long-term assumptions. Correspondingly, at the end of the third quarter of 2005, the Company revised its assumptions regarding policyholder withdrawal behavior for some of its variable annuity contracts in-force. The total unlocking associated with withdrawal behavior for 2005, resulting from both the change in assumptions at September 30, 2005 and from preceding differences of actual withdrawal experience from assumptions in place, was a deceleration of $0.2.

The actual separate account return exhibited by the variable funds associated with the Company’s liabilities in 2004 exceeded the long-term assumption, thereby producing deceleration of DAC/VOBA amortization of $0.1 for the year ended December 31, 2004.

During 2003, the Company reset long-term assumptions for the separate account returns from 9.0% to 8.5% (gross before fund management fees, mortality, expense, and other policy charges) reflecting a blended return of equity and other sub-accounts. The 2004 unlocking adjustment was driven by this change in the separate account returns assumption along with other prospective assumption changes. For the year ended December 31, 2003, the Company recorded an acceleration of DAC/VOBA amortization totaling $5.4.

Analysis of DAC/VOBA – Group Products

In the last quarter of 2005, the Company revised its long-term assumptions associated with group products earned rates from 6.0% to 5.5%. The decrease in earned rates led to lower anticipated margins on these products. The negative effect of reduced margins was largely off-set by lower expected credited rates. The change in assumptions resulted in acceleration of DAC/VOBA amortization of $0.1 for the year ended December 31, 2005. The Company did not unlock its DAC/VOBA assumptions related to group products during 2004 and 2003.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

5.	Dividend Restrictions and Shareholder’s Equity

The Company’s ability to pay dividends to its parent is subject to the prior notice/approval of the insurance regulatory authorities of the State of New York for payment of any dividend, which, when combined with other dividends paid within the calendar year, exceeds the lesser of (1) ten percent (10%) of the Company’s statutory surplus at prior year end or (2) the Company’s prior year statutory net gain from operations, not including realized capital gains.

The Company paid $20.8, $27.2 and $25.5, in dividends on its common stock to its parent during 2005, 2004, and 2003, respectively.

The Insurance Department of the State of New York (the “Department”), recognizes as net income, capital, and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the Department, which differ in certain respects from accounting principles generally accepted in the United States. Statutory net gain from operations, excluding realized capital gains and losses was $36.0, $21.0, and $42.8, for the years ended December 31, 2005, 2004, and 2003, respectively. Statutory capital and surplus $282.9 and $260.9 at December 31, 2005 and 2004, respectively.

As of December 31, 2005, the Company did not utilize any statutory accounting practices that are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory capital and surplus.

6.	Additional Insurance Benefits and Minimum Guarantees

Under SOP 03-1, the Company calculates SOP 03-1 reserves for certain guaranteed benefits and for universal life products with certain patterns of cost of insurance charges and certain other fees.

The Company tests its universal life FAS 97 products to determine the presence of tail losses, which would indicate the need to calculate and report an additional liability under SOP 03-1. Tail losses could arise from cost-of-insurance charges in later policy years that are inadequate to cover the cost of excess death benefits, the presence of secondary guarantees, or both. The Company tests for the presence of significant tail losses using the anticipated profit streams under a range of scenarios. If the product fails the test, as indicated by material tail losses, then an SOP 03-1 reserve is calculated, and the product is subject to SOP 03-1 going forward. In addition, SOP 03-1 reserves are calculated in cases where the product passes the SOP 03-1 test (i.e. significant tail losses are not present), but the product contains a secondary guarantee.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

The additional liability for universal life products was $33.0 and $17.5 as of December 31, 2005 and 2004, respectively.

As of December 31, 2005 and 2004, the separate account liability for annuities subject to SOP 03-1 due to minimum guaranteed benefits was $0.2.

The aggregate fair value of equity securities, including mutual funds, supporting separate accounts with additional insurance benefits and minimum investment return guarantees as of December 31, 2005 and 2004 was $321.5 and $213.9, respectively.

7.	Sales Inducements

During the year ended December 31, 2005, the Company capitalized and amortized $0.7 and $0.1, respectively, of sales inducements. During the year ended December 31, 2004, the Company capitalized and amortized $1.1 and $0.4, respectively, of sales inducements. The unamortized balance of capitalized sales inducements, net of unrealized gains (losses), was $1.9 and $1.3 as of December 31, 2005 and 2004, respectively.

8.	Unpaid Accident and Health Claims

The change in the liability for unpaid accident and health claims and claim adjustment expenses is as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Balance at January 1	$12.8	$14.3	$20.4
Less: Reinsurance recoverable	7.3	9.0	16.8
Net balance at January 1	5.5	5.3	3.6
Incurred related to:
Current year	16.4	7.9	4.0
Prior years	2.4	(1.9)	0.3
Total incurred	18.8	6.0	4.3
Paid related to:
Current year	11.7	4.2	-
Prior years	5.2	1.6	2.6
Total paid	16.9	5.8	2.6
Net balance at December 31	7.4	5.5	5.3
Plus: Reinsurance recoverables	8.0	7.3	9.0
Balance at December 31	$15.4	$12.8	$14.3

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

The liability for unpaid accident and health claims is included in Future policy benefits and claims reserves on the Balance Sheets.

9.	Income Taxes

The Company files a consolidated federal income tax return with its parent, ReliaStar Life. The Company has a federal tax allocation agreement with its parent whereby the Company is charged for taxes it would have incurred were it not a member of a consolidated group and is credited for losses at the statutory federal tax rate.

Income tax expense (benefit) included in the financial statements are as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Current tax expense:
Federal	$8.5	$25.0	$20.9
Total current tax expense	8.5	25.0	20.9

Federal	8.9	(8.4)	5.4
Total deferred tax expense (benefit)	8.9	(8.4)	5.4
Total income tax expense	$17.4	$16.6	$26.3

Income taxes were different from the amount computed by applying the federal income tax rate to income before income taxes and cumulative effect of change in accounting principle for the following reasons for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003
Income before income taxes and cumulative
effect of change in accounting principle	$54.2	$47.4	$80.2
Tax rate	35%	35%	35%
Income tax at federal statutory rate	19.0	16.6	28.1
Tax effect of:
Refinement of deferred tax balances	(1.4)	-	(1.5)
Other	(0.2)	-	(0.3)
Income tax expense	$17.4	$16.6	$26.3

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

The tax effects of temporary differences that give rise to Deferred tax assets and Deferred tax liabilities at December 31, 2005 and 2004 are presented below.

	2005	2004
Deferred tax assets:
Insurance reserves	$46.7	$48.2
Investment losses	2.4	5.8
Legal reserve	4.6	4.9
Premiums	5.7	5.5
Compensation items	1.7	-
Other	1.4	3.9
Total gross assets	62.5	68.3
Deferred tax liabilities:
Present value of future profits	(15.2)	(12.3)
Deferred policy acquisition costs	(6.7)	(1.3)
Net unrealized capital gains	(0.2)	(20.6)
Other	(1.2)	(1.6)
Total gross liabilities	(23.3)	(35.8)
Net deferred income tax asset	$39.2	$32.5

Net unrealized capital gains and losses are presented as a component of other comprehensive income (loss) in Shareholder’s equity, net of deferred taxes.

Under prior law, the Company was allowed to defer from taxation a portion of income. Deferred income of $11.3 was accumulated in the Policyholders’ Surplus Account and would only become taxable under certain conditions, which management believed to be remote. In 2004, Congress passed the American Jobs Creation Act of 2004 allowing certain tax-free distributions from the Policyholders’ Surplus Account during 2005 and 2006. The Company made a dividend distribution of $20.8 from the Policyholder’s Surplus Account which eliminated any potential tax.

The Company establishes reserves for possible proposed adjustments by various taxing authorities. Management believes there are sufficient reserves provided for, or adequate defenses against, any such adjustments.

The Internal Revenue Service (“IRS”) has completed its examination of the Company’s returns through tax year 2001. The current and prior period provisions reflect non-recurring favorable adjustments resulting from a reduction in the tax liability that no longer needs to be provided based on the results of the current IRS examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers, and the merits of the positions. The IRS has commenced examination of the Company’s returns for tax years 2002 and 2003.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. No valuation allowance has been established at this time, as management believes the above conditions presently do not exist.

10.	Benefit Plans

Defined Benefit Plan

ING North America Insurance Corporation (“ING North America”) sponsors the ING Americas Retirement Plan (the “Retirement Plan”), effective as of December 31, 2001. Substantially all employees of ING North America and its subsidiaries and affiliates (excluding certain employees) are eligible to participate, including the Company’s employees. The Retirement Plan is a tax-qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation (“PBGC”). As of January 1, 2002, each participant in the Retirement Plan (except for certain specified employees) earns a benefit under a final average compensation formula. Subsequent to December 31, 2001, ING North America is responsible for all Retirement Plan liabilities. The costs allocated to the Company for its employees’ participation in the Retirement Plan were $2.5, $1.9, and $0.9, for the years ended 2005, 2004, and 2003, respectively, and were included in Operating expenses on the Statements of Operations.

Defined Contribution Plans

ING North America sponsors the ING Americas Savings Plan and ESOP (the “Savings Plan”). Substantially all employees of ING North America and its subsidiaries and affiliates (excluding certain employees) are eligible to participate, including the Company’s employees. The Savings Plan is a tax-qualified profit sharing and stock bonus plan, which includes an employee stock ownership plan (“ESOP”) component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pre-tax basis. ING North America matches such pre-tax contributions, up to a maximum of 6% of eligible compensation. All matching contributions are subject to a 4-year graded vesting schedule, although certain specified participants are subject to a 5-year graded vesting schedule. All contributions made to the Savings Plan are subject to certain limits imposed by applicable law. The Company matching contribution charges associated with the Savings Plan were $0.9, $0.7, and $0.3, for the years ended December 31, 2005, 2004, and 2003, respectively, and were included in Operating expenses on the Statements of Operations.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Other Benefit Plans

In addition to providing retirement plan benefits, the Company, in conjunction with ING North America, provides certain supplemental retirement benefits to eligible employees and health care and life insurance benefits to retired employees and other eligible dependents. The supplemental retirement plan includes a non-qualified defined benefit pension plan and a non-qualified defined contribution plan, which means all benefits are payable from the general assets of the Company. The post-retirement health care plan is contributory, with retiree contribution levels adjusted annually. The life insurance plan provides a flat amount of noncontributory coverage and optional contributory coverage. No benefits charges were allocated to the Company related to all of these plans for the years ended December 31, 2005, 2004, and 2003.

11.	Related Party Transactions

Operating Agreements

The Company has certain agreements whereby it incurs expenses with affiliated entities. The agreements are as follows:

•

Underwriting agreement with Directed Services, Inc. (“DSI”), an affiliated broker-dealer, for the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker-dealers to distribute the Company’s variable products and appoint representatives of the broker-dealers as agents. For the years ended December 31, 2005, 2004, and 2003, commission expenses were incurred in the amounts of $6.9, $2.2, and $1.3, respectively.

•

Investment advisory agreement with ING Investment Management LLC (“IIM”), an affiliate, effective January 1, 2001 and amended September 1, 2004, in which IIM provides asset management, administrative and accounting services for RLNY’s general account. The Company records a fee, which is paid quarterly, based on the value of the general account assets under management. For the years ended December 31, 2005, 2004, and 2003, expenses were incurred in the amounts of $2.6, $1.3, and $1.5 respectively.

•

Administrative services agreement between the Company, ING North America and its U.S. insurance company affiliates dated March 1, 2003, and amended effective August 1, 2004. For the years ended December 31, 2005, 2004, and 2003, net expenses related to the agreement were incurred in the amount of $39.6, $34.5, and $18.5, respectively.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Management and service contracts and all cost sharing arrangements with other affiliated companies are allocated in accordance with the Company’s expense and cost allocation methods.

Reinsurance Agreements

The Company currently has a concentration of reinsurance with ReliaStar Life. RLNY cedes life business to its parent, under two reinsurance agreements. Both agreements were put in place to reinsure amounts in excess of RLNY’s stated retention and continue to accept new business on an ongoing basis. The first reinsurance agreement, effective April 1, 1984, transfers the mortality risk on a yearly-renewable-term basis on Individual Ordinary Life, Waiver of Premium Disability, and Accidental Death insurance directly issued by the Company or its predecessor. Under the second reinsurance agreement, effective January 15, 1996, ReliaStar Life coinsures all risk on level term life insurance products directly issued by the Company or its predecessor. Under both reinsurance agreements, reinsurance premiums are paid annually in advance and are accounted for and settled on a quarterly or more frequent basis. Payment in settlement of the reinsurance under a claim approved and paid by the Company for a life reinsured under these agreements is made by the reinsurer upon receipt of the claim papers. The reserves ceded under these agreements were $17.9 and $9.1, as of December 31, 2005 and 2004, respectively.

Financing Agreements

The Company maintains a reciprocal loan agreement with ING America Insurance Holdings, Inc.(“ING AIH”), an affiliate, to facilitate the handling of unanticipated short-term cash requirements that arise in the ordinary course of business. Under this agreement, either party can borrow from the other up to 5% of the Company’s statutory admitted assets as of the preceding December 31. Interest on any RLNY borrowing or on any ING AIH borrowing is charged at a rate which is the lowest rate among quotes from recognized U.S. commercial paper dealers for the prevailing interest rate of U.S. commercial paper available for purchase with duration equal to the duration of the borrowing under the reciprocal loan agreement. Under this agreement, the Company incurred minimal interest expense and earned no interest for the years ended December 31, 2005, 2004, and 2003. The Company had no balances receivable or payable with ING AIH at December 31, 2005 and 2004.

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

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Capital Transactions

The Company paid $20.8, $27.2, and $25.5, in dividends on its common stock to its Parent during 2005, 2004, and 2003, respectively.

The Company did not receive capital contributions in 2005, 2004, and 2003.

12.	Financing Agreements

The Company maintains a $30.0 uncommitted, perpetual revolving note facility with the Bank of New York ("BONY"). Interest on any of the Company borrowing accrues at an annual rate equal to a rate quoted by BONY to the Company for the borrowing. Under this agreement, the Company incurred minimal interest expense for the years ended December 31, 2005, 2004, and 2003. At December 31, 2005 and 2004, the Company had no amounts outstanding under the revolving loan facility.

The Company also maintains a $30.0 uncommitted line-of-credit agreement with PNC Bank (“PNC”), effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $75.0. Interest on any of the Company borrowing accrues at an annual rate equal to a rate quoted by PNC to the Company for the borrowing. Under this agreement, the Company incurred no interest expense for the year ended December 31, 2005. As December 31, 2005, the Company had no amounts outstanding under the line-of-credit agreement.

Prior to September 30, 2005, the Company also maintained a $30.0 uncommitted revolving note facility with SunTrust Bank, Atlanta. Under the agreement, the Company incurred minimal interest expense for the years ended December 31, 2005, 2004, and 2003. At December 31, 2004, the Company had $2.3 payable under this facility.

13.	Reinsurance

The Company utilizes excess or quota share treaties to reduce its exposure to large losses. The Company will only retain amounts not exceeding the Company’s retention limits as stated below.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

At December 31, 2005, the Company had reinsurance treaties with 35 unaffiliated reinsurers and 5 affiliated reinsurers covering a significant portion of the mortality risks and guaranteed death benefits under its life insurance and variable annuity contracts. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

The Company’s retention limit is $0.3 per insurable life for individual retail coverage. For group coverage and individual payroll deduction coverage, the retention limits are $0.8 and $0.5, respectively, per life with per occurrence limitations, subject to certain maximums. Reinsurance premiums, commissions, and expense reimbursements related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Reserves are based on the terms of the reinsurance contracts and are consistent with the risk assumed. The Company obtained letters of credit for reinsurers that are not registered in the State of New York. Letters of credit totaling $2.5 were obtained from various banks, including Dresdner Bank AG, Bank of America and Royal Bank of Canada. In addition, the Company obtained a $10.0 letter of credit from a pool of 17 banks that provides coverage to the Company and its affiliates for the reinsurance contract with Security Life of Denver International Ltd., an affiliate.

Reinsurance ceded in force for life mortality risks were $13,527.8 and $13,659.2 at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, net receivables were comprised of the following:

	2005	2004
Claims recoverable from reinsurer	$22.1	$23.8
Payable for reinsurance premiums	(27.8)	(27.6)
Reinsurance ceded	96.2	77.5
Other	9.8	10.5
Total	$100.3	$84.2

Included in the accompanying financial statements are net policy benefit recoveries of $49.0, $20.6, and $20.0, for the years ended December 31, 2005, 2004, and 2003, respectively.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Premiums and Interest credited and other benefits to policyholders/contractowners included the following premiums ceded and reinsurance recoveries for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Premiums and deposits ceded under
reinsurance	$51.6	$41.4	$36.0
Reinsurance recoveries	(1.5)	19.2	13.6

14.	Commitments and Contingent Liabilities

Leases

The Company leases its office space and certain other equipment under operating leases, the longest term of which expires in 2010.

For the years ended December 31, 2005, 2004, and 2003, rent expense for leases was $0.2, $0.2, and $0.4, respectively. The future net minimum payments under noncancelable leases for the years ended December 31, 2006 through 2008 are estimated to be $0.1 in each year. Minimal payments are estimated for years ended December 31, 2009 and 2010, and no future net minimum payment is estimated thereafter. The Company pays substantially all expenses associated with its leased and subleased office properties. Expenses not paid directly by the Company are paid for by an affiliate and allocated back to the Company.

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At December 31, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $10.2, $0.7 of which was with related parties. At December 31, 2004, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $15.4, $1.2 of which was with related parties. During 2005 and 2004, $0.5 and $1.4, respectively, was funded to related parties under off-balance sheet commitments.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Financial Guarantees

In the third quarter of 2005, the Company purchased a 3-year credit-linked note arrangement, whereby the Company agreed to reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then recover any losses under the agreement by sale or collection of the received reference obligation. As of December 31, 2005, the maximum potential future exposure to the Company under the guarantee was $3.0.

Litigation

The Company is involved in threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitration, suits against the Company sometimes include claims for substantial compensatory, consequential, or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. While it is not possible to forecast the outcome of such lawsuits/arbitrations, in light of existing insurance, reinsurance, and established reserves, it is the opinion of management that the disposition of such lawsuits/arbitrations will not have a materially adverse effect on the Company’s operations or financial position.

Other Regulatory Matters

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

Investment Product Regulatory Issues

Since 2002, there has been increased governmental and regulatory activity relating to mutual funds and variable insurance products. This activity has primarily focused on inappropriate trading of fund shares; revenue sharing and directed brokerage; compensation; sales practices, suitability, and supervision; arrangements with service providers; pricing; compliance and controls; adequacy of disclosure; and document retention.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

In addition to responding to governmental and regulatory requests on fund trading issues, ING management, on its own initiative, conducted, through special counsel and a national accounting firm, an extensive internal review of mutual fund trading in ING insurance, retirement, and mutual fund products. The goal of this review was to identify any instances of inappropriate trading in those products by third parties or by ING investment professionals and other ING personnel.

The internal review identified several isolated arrangements allowing third parties to engage in frequent trading of mutual funds within the variable insurance and mutual fund products of certain affiliates of the Company, and identified other circumstances where frequent trading occurred despite measures taken by ING intended to combat market timing. Each of the arrangements has been terminated and disclosed to regulators, to the independent trustees of ING Funds (U.S.) and in Company reports previously filed with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended.

In September 2005, an affiliate of the Company, ING Fund Distributors, LLC (“IFD”), and one of its registered persons settled an administrative proceeding with the National Association of Securities Dealers (“NASD”) in connection with frequent trading arrangements. IFD neither admitted nor denied the allegations or findings and consented to certain monetary and non-monetary sanctions. IFD’s settlement of this administrative proceeding is not material to the Company.

Other regulators, including the SEC and the New York Attorney General, are also likely to take some action with respect to certain ING affiliates before concluding their investigations relating to fund trading. The potential outcome of such action is difficult to predict but could subject certain affiliates to adverse consequences, including, but not limited to, settlement payments, penalties, and other financial liability. It is not currently anticipated, however, that the actual outcome of any such action will have a material adverse effect on ING or ING’s U.S.-based operations, including the Company.

ING has agreed to indemnify and hold harmless the ING Funds from all damages resulting from wrongful conduct by ING or its employees or from ING’s internal investigation, any investigations conducted by any governmental or self-regulatory agencies, litigation or other formal proceedings, including any proceedings by the SEC. Management reported to the ING Funds Board that ING management believes that the total amount of any indemnification obligations will not be material to ING or ING’s U.S.-based operations, including the Company.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Insurance and Other Regulatory Matters

The New York Attorney General and other federal and state regulators are also conducting broad inquiries and investigations involving the insurance industry. These initiatives currently focus on, among other things, compensation and other sales incentives; potential conflicts of interest; potential anti-competitive activity; reinsurance; marketing practices; specific product types (including group annuities and indexed annuities); and disclosure. It is likely that the scope of these industry investigations will further broaden before they conclude. The Company and certain of its U.S. affiliates of ING have received formal and informal requests in connection with such investigations, and are cooperating fully with each request for information.

These initiatives may result in new legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged.

In light of these and other developments, U.S. affiliates of ING, including the Company, periodically review whether modifications to their business practices are appropriate.

15.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) at December 31, 2005, 2004, and 2003:

	2005	2004	2003
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$-	$58.7	$75.2
Equity securities, available-for-sale	(0.3)	0.7	(0.2)
DAC/VOBA adjustments on,
available-for-sale securities	-	(14.1)	(17.9)
Other investments	-	(1.2)	(1.3)
Subtotal	(0.3)	44.1	55.8
Less: deferred income taxes	0.1	15.7	20.0
Net unrealized capital (losses) gains	(0.4)	28.4	35.8
Other	-	1.2	-
Accumulated other comprehensive
income (loss)	$(0.4)	$29.6	$35.8

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

Changes in Accumulated other comprehensive income related to changes in net unrealized capital (losses) gains on securities, including securities pledged, were as follows for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Fixed maturities, available-for-sale	$(58.7)	$(16.5)	$(3.3)
Equity securities, available-for-sale	(1.0)	0.9	(0.2)
DAC/VOBA adjustments on
available-for-sale securities	14.1	3.8	4.4
Other investments	-	0.1	(0.1)
Subtotal	(45.6)	(11.7)	0.8
Less: deferred income taxes	(15.6)	(4.3)	0.4
Net change in unrealized capital
(losses) gains	$(30.0)	$(7.4)	$0.4

Changes in Accumulated other comprehensive income, net of DAC/VOBA and tax, related to changes in unrealized gains (losses) on securities, including securities pledged, were as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Net unrealized holding (losses) gains
arising the year (1)	$(22.1)	$(2.7)	$4.9
Less: reclassification adjustments
for (losses) gains and other items
included in net income(2)	7.9	4.7	4.5
Net unrealized (losses) gains on securities	$(30.0)	$(7.4)	$0.4

(1)	Pretax unrealized holding (losses) gains arising during the year were $(33.5), $(3.5), and $7.5, for the years ended December 31, 2005, 2004, and 2003, respectively.
(2)	Pretax reclassification adjustments for realized gains (losses) and other items included in net income were $12.0, $7.3, and $6.9, for the years ended December 31, 2005, 2004, and 2003, respectively.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Financial Statements

(Dollar amount in millions, unless otherwise stated)

6.	Reclassifications and Changes to Prior Year Presentation

Statements of Cash Flows

During 2005, certain changes were made to the Statements of Cash Flows for the years ended December 31, 2004 and 2003 to reflect the correct balances, primarily related to receivables and payables for securities. The Company has labeled the Statements of Cash Flows for the years ended December 31, 2004 and 2003 as restated. The following table summarizes the adjustments:

	Previously
2004	Reported	Adjustment	Restated

Net cash provided by operating activities	$72.9	$(7.0)	$65.9
Net cash used in investing activities	(54.1)	7.0	(47.1)

2003
Net cash provided by operating activities	$5.9	$6.8	$12.7
Net cash used in investing activities	(78.6)	(6.8)	(85.4)

QUARTERLY DATA (UNAUDITED)

(Dollar amounts in millions, unless otherwise stated)

2005	First	Second	Third	Fourth

Total revenue	$73.8	$77.9	$78.1	$76.1

Income before income taxes	10.5	13.4	15.3	15.0
Income tax expense	3.6	4.7	3.9	5.2
Net income	$6.9	$8.7	$11.4	$9.8

2004	First	Second	Third	Fourth

Total revenue	$77.8	$68.9	$75.3	$74.0

Income before income taxes and
cumulative effect of change in accounting
principle	18.5	2.0	17.9	9.0
Income tax expense	6.4	0.7	6.3	3.2

Income before cumulative effect of
change in accounting principle	12.1	1.3	11.6	5.8
Cumulative effect of change in accounting principle,
net of tax	0.8	-	-	-
Net income	$12.9	$1.3	$11.6	$5.8

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Omitted pursuant to General Instruction I(2) of Form 10-K, except with respect to compliance with Sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

(a)	Code of Ethics for Financial Professionals

The Company has approved and adopted a Code of Ethics for Financial Professionals (which was filed as Exhibit 14 to the Company’s Form 10-K, as filed with the SEC on March 29, 2004, File No. 333-75938), pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. Any waiver of the Code of Ethics will be disclosed by the Company by way of a Form 8K filing.

(b)	Designation of Board Financial Expert

The Company has designated Ross M. Weale, as its Board Financial Expert, pursuant to the requirements of Section 407 of the Sarbanes-Oxley Act of 2002. Mr. Weale is an independent director.

Item 11.	Executive Compensation

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14.	Principal Accountant Fees and Services
(Dollar amounts in millions, unless otherwise stated)

In 2005 and 2004, Ernst & Young LLP (“Ernst & Young”) served as the principal external auditing firm for ING, including RLNY. ING subsidiaries, including RLNY, are allocated Ernst & Young fees attributable to services rendered by Ernst & Young to each subsidiary. Ernst & Young fees allocated to the Company for the years ended December 31, 2005 and 2004 are detailed below, along with a description of the services rendered by Ernst & Young to the Company:

	2005		2004
Audit fees	$0.2		$0.5
Audit-related fees	0.1		-	*
Tax fees	-	*	-	*
All other fees	-		-	*
	$0.3		$0.5

*Less than $0.1

Audit Fees

Fees for audit services include fees associated with professional services rendered by the auditors for the audit of the annual financial statements of the Company and review of the Company’s interim financial statements.

Audit-related Fees

Audit-related fees were allocated to RLNY for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported under the audit fee item above. These services consist primarily of the audit of SEC product filings, advice on accounting matters, and progress review on International Financial Reporting Standards and Sarbanes-Oxley projects.

Tax Fees

There were minimal tax fees allocated to the Company in 2005 and 2004. Tax fees allocated to RLNY were for tax compliance, tax advice, and tax planning professional services. These services consist of tax compliance, including the review of original and amended tax returns, assistance with questions regarding tax audits, and tax planning and advisory services relating to common forms of domestic taxation (i.e., income tax and capital tax).

All Other Fees

There were no fees allocated to the Company in 2005 and minimal fees allocated to the Company in 2004 under the category “all other fees”. Other fees allocated to RLNY under this category typically include fees paid for products and services other than the audit fees, audit-related fees, and tax fees described above, and consists primarily of non-recurring support and advisory services.

Pre-approval Policies and Procedures

RLNY has adopted the pre-approval policies and procedures of ING. Audit, audit-related, and non-audit, services provided to the Company by ING’s independent auditors are pre-approved by ING’s audit committee. Pursuant to ING’s pre-approval policies and procedures, the ING audit committee is required to pre-approve all services provided by ING’s independent auditors to ING and its majority owned legal entities, including the Company. The ING pre-approval policies and procedures distinguish four types of services: (1) audit services, (2) audit-related services, (3) non-audit services, and (4) prohibited services (as described in the Sarbanes-Oxley Act).

The ING pre-approval procedures consist of a general pre-approval procedure and a specific pre-approval procedure.

General Pre-approval Procedure

ING’s audit committee pre-approves audit, audit-related, and non-audit, services to be provided by ING’s external audit firms on an annual basis. The audit committee also sets the maximum annual amount for such pre-approved services. Throughout the year, ING’s audit committee receives from ING’s external audit firms, an overview of all services provided, including related fees and supported by sufficiently detailed information. ING’s audit committee evaluates this overview retrospectively on a semi-annual basis. Additionally, ING’s external audit firms and Corporate Audit Services monitor the amounts paid versus the pre-approved amounts throughout the year.

Specific Pre-approval Procedure

In addition to the general pre-approval procedure, each audit-related and non-audit engagement that is expected to generate fees in excess of EUR 100,000, and all further audit-related and non-audit engagements over and above the pre-approved amounts, must be approved by the audit committee on a case-by-case basis.

In 2005, 100% of each of the audit-related services, tax services, and all other services were pre-approved by ING’s audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1. Financial statements. See Item 8 on Page 61

2. Financial statement schedules. See Index to Financial Statement Schedules on Page 123

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

(a)

Interests in Fixed Account I under Variable Annuity Contracts, incorporated herein by reference to the initial Registration Statement for RLNY as filed with the SEC on April 26, 2002 (File No. 333-86352).

(b)

Individual Deferred Combination Variable and Fixed Annuity Contract, Group Master Contract and Deferred Combination Variable and Fixed Annuity Certificate – Incorporated herein by reference to the Initial Registration Statement on Form N-4 for RLNY as filed with the SEC on April 1, 2002 (File No. 333-85326).

(c)

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

(a)

Form of Services Agreement between Directed Services, Inc. and ReliaStar Life Insurance Company of New York, incorporated by reference from Exhibit 10.(a) to a Pre-Effective Amendment No. 1 of Registrant’s Registration Statement on Form S-1 filed with the SEC on or about April 1, 2002 (File No. 333-75938).

(b)

Federal Tax Sharing Agreement by and between RLNY, ReliaStar Life Insurance Company and ReliaStar Financial Corp., effective May 1, 2002, incorporated by reference from Exhibit 10.(e) to Registrant’s Form 10-K filed with the SEC on or about March 29, 2004 (File No. 333-75938).

(c)

Investment Advisory Agreement between RLNY and ING Investment Management LLC, effective January 1, 2001, incorporated by reference from Exhibit 10.(f) to Registrant’s Form 10-K filed with the SEC on or about March 29, 2004 (File No. 333-75938).

(d)

Reciprocal Loan Agreement between RLNY and ING America Insurance Holdings, Inc., effective February 1, 2003, incorporated by reference from Exhibit 10.(g) to Registrant’s Form 10-K filed with the SEC on or about March 29, 2004 (Filed No. 333-75938).

(e)

Reciprocal Loan Agreement between RLNY and ING America Insurance Holdings, Inc., effective February 1, 2004, incorporated by reference from Exhibit 10.(e) to Registrant’s Form 10-K filed with the SEC on or about March 31, 2005 (Filed No. 333-75938).

(f)

Administrative Services Agreement between RLNY and its affiliates, effective March 1, 2003, incorporated by reference from Exhibit 10.(h) to Registrant’s Form 10-K filed with the SEC on or about March 29, 2004 (Filed No. 333-75938).

(g)

First Amendment to the Administrative Services Agreement between RLNY and its affiliates, effective as of August 1, 2004, incorporated by reference from Exhibit 10.(g) to Registrant’s Form 10-K filed with the SEC on or about March 31, 2005 (File No. 333-75938).

(h)

Amendment to Investment Advisory Agreement between RLNY and ING Investment Management LLC, effective September 1, 2004, incorporated by reference from Exhibit 10.(i) to Registrant’s Form 10-K filed with the SEC on or about March 29, 2004 (File No. 333-75938).

(i)

Agreement of Lease, dated August 11, 1995, between The Tilles Investment Company and The North Atlantic Life Insurance Company of America, incorporated by reference from Exhibit 10.(k) to Registrant’s Form 10-K filed with the SEC on or about March 29, 2004 (File No. 333-75938).

(j)

First Amendment to Lease between The Tilles Investment Company and RLNY, effective June 1, 2001, incorporated by reference from Exhibit 10.(l) to Registrant’s Form 10-K filed with the SEC on or about March 29, 2004 (File No. 333-75938).

(k)

Second Amendment to Lease dated August 28, 2002, between The Tilles Investment Company and ING North America Insurance Corporation, incorporated by reference from Exhibit 10.(k) to Registrant’s Form 10-K filed with the SEC on or about March 31, 2005 (File No. 333-75938).

(l)

Automatic Reinsurance Agreement, effective as of January 15, 1996, between Lincoln Security Life Insurance Company (now RLNY) and Security-Connecticut Life Insurance Company (now ReliaStar Life Insurance Company), as amended by Amendment I through XIII dated May 1, 1996; November 20, 1996; June 15, 1997; April 1, 1998; September 1, 1998; April 1, 2000; November 1, 2001; September 9, 2002; June 30, 2003; September 30, 2003; November 1, 2003; May 1, 2004 and June 14, 2004, respectively, incorporated by reference from Exhibit 10.(m) to Registrant’s Form 10-K filed with the SEC on or about March 31, 2005 (File No. 333-75938).

(m)

Reinsurance Agreement, effective as of April 1, 1984, between Lincoln Security Life Insurance Company (now RLNY) and Security-Connecticut Life Insurance Company (now ReliaStar Life Insurance Company), as amended by Amendments I through XXIII dated April 1, 1986; January 1, 1987; January 1, 1987; July 1, 1989; No date; No date; January 1, 1994; November 28, 1995; January 1, 1992; November 1, 1992; January 1, 1994; November 20, 1996; May 1, 1996; July 7, 1997; April 1, 2000; September 1, 1998; November 1, 2001; March 1, 2001; September 30, 2003; February 1, 2002; May 1, 2004; June 30, 2004 and October 1, 2004, respectively, incorporated by reference from Exhibit 10.(n) to Registrant’s Form 10-K filed with the SEC on or about March 31, 2005 (File No. 333-75938).

(n)	Amendment XXIV, effective November 1, 2005, to the Automatic Reinsurance Agreement, effective April 1, 1984, between RLNY and ReliaStar Life Insurance Company.

(o)

Reciprocal Loan Agreement between RLNY and ING America Insurance Holdings, Inc., effective February 22, 2005, incorporated by reference from Exhibit 10. to Registrant’s Form 10-Q filed with the SEC on or about May 13, 2005 (File No. 333-75938).

(p)

Third Amendment to Lease, dated as of August 30, 2005, between Lake Park 1000 Woodbury LLC and CLK-HP 1000 Woodbury LLC and ING North America Insurance Corporation, successor in interest to RLNY, successor in interest to ReliaStar Bankers Security Life Insurance Company a/k/a The North Atlantic Life Insurance Company of America.

14 ING Code of Ethics for Financial Professionals, incorporated by reference from Exhibit 14 to Registrant’s Form 10-K filed with the SEC on March 29, 2004 (File No. 333-75938).

31.1 Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Donald W. Britton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of Donald W. Britton pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index to Financial Statement Schedules

		Page

Report of Independent Registered Public Accounting Firm		124

I.	Summary of Investments – Other than Investments in Affiliates as of
	December 31, 2005	125

IV.	Reinsurance Information as of and for the years ended
	December 31, 2005, 2004, and 2003	126

Schedules other than those listed above are omitted because they are not required or not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors

ReliaStar Life Insurance Company of New York

We have audited the financial statements of ReliaStar Life Insurance Company of New York as of December 31, 2005 and 2004, and for the each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 24, 2006. Our audits also included the financial statement schedules listed in Item 15. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young

Atlanta, Georgia

March 24, 2006

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Schedule I

Summary of Investments – Other than Investments in Affiliates

As of December 31, 2005

(In millions)

			Amount
			Shown on
Type of Investments	Cost	Value*	Balance Sheet

Fixed maturities:
U.S. government and government agencies and authorities	$35.5	$35.5	$35.5
State, municipalities, and political subdivisions	1.5	1.6	1.6
Other U.S. corporate securities	783.0	790.5	790.5
Foreign securities (1)	195.1	194.0	194.0
Residential mortgage-backed securities	410.7	404.0	404.0
Commercial mortgage-backed securities	188.8	189.2	189.2
Other asset-backed securities	112.4	112.2	112.2

Total fixed maturities, including fixed maturities pledged	$1,727.0	$1,727.0	$1,727.0

Equity securities	$4.8	$4.5	$4.5

Mortgage loans	191.0	199.9	191.0
Policy loans	93.4	93.4	93.4
Short-term investments	5.0	5.0	5.0
Other investments	19.1	19.9	19.9

Total investments	$2,040.3	$2,049.7	$2,040.8

* See Notes 2 and 3 of Notes to Financial Statements.

(1)	The term "foreign" includes foreign governments, foreign political subdivisions, foreign public utilities, and all other bonds of foreign issuers. Substantially all of the Company's foreign securities are denominated in U.S. dollars.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Schedule IV

Reinsurance Information

As of and for the years ended December 31, 2005, 2004, and 2003

(In millions)

					Percentage of
	Gross	Ceded	Assumed	Net	Assumed to Net

Year ended December 31, 2005
Life insurance in force	$35,661.2	$13,527.8	$6,317.5	$28,450.9	22.2%

Premiums:
Life insurance	73.0	25.7	6.4	53.7
Accident and health insurance	28.8	4.5	-	24.3
Total premiums	$101.8	$30.2	$6.4	$78.0

Year ended December 31, 2004
Life insurance in force	$39,057.9	$13,659.2	4,706.2	$30,104.9	15.6%

Premiums:
Life insurance	77.1	25.0	5.4	57.5
Accident and health insurance	25.0	16.2	-	8.8
Total premiums	$102.1	$41.2	$5.4	$66.3

Year ended December 31, 2003
Life insurance in force	38,643.4	13,149.6	3,715.3	29,209.1	12.7%

Premiums:
Life insurance	71.3	20.7	4.0	54.6
Accident and health insurance	24.1	15.2	-	8.9
Total premiums	$95.4	$35.9	$4.0	$63.5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 23, 2006 (Date)	ReliaStar Life Insurance Company of New York (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on or before March 23, 2006.

Signatures	Title
/s/ Donald W. Britton Donald W. Britton	Director, President and Chief Executive Officer
/s/ R. Michael Conley R. Michael Conley	Director
/s/ James R. Gelder James R. Gelder	Director, Chairman and Executive Vice President
/s/ Catherine H. Smith Catherine H. Smith	Director
/s/ Carol V. Coleman Carol V. Coleman	Director

/s/ Curtis W. Olson Curtis W. Olson	Director and Senior Vice President
/s/ James F. Lille James F. Lille	Director
/s/ Robert P. Browne Robert P. Browne	Director and Vice President, Investments
/s/ Howard L. Rosen Howard L. Rosen	Director and Appointed Actuary
/s/ Brian D. Comer Brian D. Comer	Director
/s/ Charles B. Updike Charles B. Updike	Director
/s/ Ross M. Weale Ross M. Weale	Director
/s/ David A. Wheat David A. Wheat	Director, Executive Vice President and Chief Financial Officer
/s/ Steven T. Pierson Steven T. Pierson	Senior Vice President and Chief Accounting Officer