Form 10-Q
period 2006-03-31
RELIASTAR LIFE INSURANCE CO OF NEW YORK
filed 2006-05-12
CIK 1163710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to
Commission File Number: 333-133091
RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK (Exact name of registrant as specified in its charter)
New York (State or other jurisdiction of incorporation or organization) 1000 Woodbury Road, Suite 208, Woodbury, New York (Address of principal executive offices)	53-0242530 (IRS Employer Identification No.) 11797 (Zip Code)
(516) 682-8700 (Registrant's telephone number, including area code)

__________________________________________________________________________________________________

Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     ☒       No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☐           Accelerated filer     ☐          Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,377,863 shares of Common Stock, $2 par value, as of May 12, 2006, are authorized, issued, and outstanding, all of which were directly owned by ReliaStar Life Insurance Company.

NOTE: WHEREAS RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Form 10-Q for the period ended March 31, 2006

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2006	2005
Revenues:
Net investment income	$27.9	$29.2
Fee income	26.0	24.8
Premiums	21.2	18.6
Net realized capital (losses) gains	(5.6)	1.1
Other income	-	0.1
Total revenue	69.5	73.8
Benefits and expenses:
Interest credited and other benefits
to policyholders/contractowners	51.3	47.2
Operating expenses	17.1	15.7
Amortization of deferred policy acquisition
costs and value of business acquired	2.0	0.4
Total benefits and expenses	70.4	63.3
(Loss) income before income taxes	(0.9)	10.5
Income tax (benefit) expense	(0.4)	3.6
Net (loss) income	$(0.5)	$6.9

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $1,577.1 at 2006 and $1,608.4 at 2005)	$1,557.2	$1,611.9
Equity securities, available-for-sale, at fair value
(cost of $4.9 at 2006 and $4.8 at 2005)	5.6	4.5
Mortgage loans on real estate	184.9	191.0
Policy loans	93.7	93.4
Short-term investments	25.2	5.0
Other investments	20.1	19.9
Securities pledged (amortized cost of $119.6 at
2006 and $118.6 at 2005)	114.9	115.1
Total investments	2,001.6	2,040.8
Cash and cash equivalents	20.6	41.5
Short-term investments under securities loan agreement	47.1	17.3
Accrued investment income	17.1	18.2
Reinsurance recoverable	104.3	100.3
Due from affiliates	1.9	0.5
Deferred policy acquisition costs	98.9	92.7
Value of business acquired	48.4	43.3
Deferred income taxes	38.5	39.2
Other assets	15.0	19.4
Assets held in separate accounts	696.2	653.7
Total assets	$3,089.6	$3,066.9

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2006	2005
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$1,809.3	$1,803.5
Payables under securities loan agreement	47.1	17.3
Borrowed money	70.2	97.7
Due to affiliates	9.8	11.8
Current income taxes	2.1	0.1
Other liabilities	42.7	44.9
Liabilities related to separate accounts	696.2	653.7
Total liabilities	2,677.4	2,629.0

Shareholder's equity:
Common stock (1,377,863 shares authorized, issued,
and outstanding; $2 per share value)	2.8	2.8
Additional paid-in capital	1,145.3	1,152.2
Accumulated other comprehensive loss	(18.7)	(0.4)
Retained earnings (deficit)	(717.2)	(716.7)
Total shareholder's equity	412.2	437.9
Total liabilities and shareholder's equity	$3,089.6	$3,066.9

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Condensed Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2004	$2.8	$1,172.7	$29.6	$(753.5)	$451.6
Comprehensive loss:
Net income				6.9	6.9
Other comprehensive loss,
net of tax:
Change in net unrealized capital gain
(loss) on securities ($(24.1) pretax)			(15.7)		(15.7)
Total comprehensive loss					(8.8)
Dividends paid		(5.2)			(5.2)
Employee share-based payments		0.1			0.1
Balance at March 31, 2005	$2.8	$1,167.6	$13.9	$(746.6)	$437.7

Balance at December 31, 2005	$2.8	$1,152.2	$(0.4)	$(716.7)	$437.9
Comprehensive loss:
Net loss				(0.5)	(0.5)
Other comprehensive loss,
net of tax:
Change in net unrealized capital gain
(loss) on securities ($(15.7) pretax)			(18.3)		(18.3)
Total comprehensive loss					(18.8)
Dividends paid		(6.9)			(6.9)
Balance at March 31, 2006	$2.8	$1,145.3	$(18.7)	$(717.2)	$412.2

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Condensed Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2006	2005
		(Restated)

Net cash provided by (used in) operating activities	$16.0	$(15.4)

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	476.4	536.8
Mortgage loans on real estate	6.6	5.5
Acquisition of:
Fixed maturities, available-for-sale	(449.7)	(529.4)
Mortgage loans on real estate	-	(4.0)
Short-term investments	(19.9)	-
Other	(0.5)	(1.3)
Net cash provided by investing activities	12.9	7.6

Cash Flows from Financing Activities:
Deposits received for investment contracts	36.2	56.6
Maturities and withdrawals from investment contracts	(51.6)	(43.5)
Short-term loans	(27.5)	8.0
Dividends to Parent	(6.9)	(5.2)
Net cash (used in) provided by financing activities	(49.8)	15.9
Net (decrease) increase in cash and cash equivalents	(20.9)	8.1
Cash and cash equivalents, beginning of period	41.5	33.5
Cash and cash equivalents, end of period	$20.6	$41.6

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

1.	Organization and Significant Accounting Policies

Basis of Presentation

ReliaStar Life Insurance Company of New York (“RLNY” or the “Company,” as appropriate) is a stock life insurance company domiciled in the State of New York and provides financial products and services in the United States. RLNY is authorized to conduct its insurance business in all states and the District of Columbia.

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

The condensed financial statements and notes as of March 31, 2006, and for the three months ended March 31, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States and are unaudited.

The condensed financial statements reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows, for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and related notes as presented in the Company’s 2005 Annual Report on Form 10-K. The results of operations for the interim periods may not be considered indicative of results to be expected for the full year.

Description of Business

The Company principally provides and distributes life insurance and related financial services products, including individual life insurance and annuities and group life and health insurance products and services. The Company’s strategy is to offer a wide variety of products and services designed to address customer needs for financial security, especially tax-advantaged savings for retirement and protection in the event of death.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications (see Reclassification and Changes to Prior Year Presentation footnote).

Significant Accounting Policies

For a description of significant accounting policies, see the Organization and Significant Accounting Policies footnote to the Financial Statements included in the Company’s 2005 Annual Report on Form 10-K.

2.	Recently Adopted Accounting Standards

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

On November 3, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards ("FAS") No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS No. 115-1”). FSP FAS No. 115-1 replaces the impairment evaluation guidance of the Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”).

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

FSP FAS No. 115-1 was effective for reporting periods beginning after December 15, 2005, and was implemented by the Company during the fourth quarter of 2005. The Company recognized impairment losses of $3.3 for the three months ended March 31, 2006, related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The required disclosures are included in the Investments footnote.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights

In June 2005, the EITF reached a consensus on EITF Issue No. 04-5, "Investor's Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights" ("EITF 04-5"), which states that the general partner in a limited partnership should presume that it controls and, thus, should consolidate the limited partnership, unless the limited partners have either (a) substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights. EITF 04-5 applies to limited partnerships that are not variable interest entities under FASB Interpretation No. 46R: "Consolidation of Variable Interest Entities" ("FIN 46R"). EITF 04-5 was effective immediately for all new limited partnerships formed and for existing limited partnerships for which partnership agreements were modified after June 29, 2005, and was effective for all other limited partnerships at the commencement of the first reporting period beginning after December 15, 2005.

The adoption of EITF 04-5 had no impact on RLNY, as the Company's investments in limited partnerships are generally considered variable interest entities under FIN 46R, and are accounted for using the cost or equity method of accounting since the Company is not the primary beneficiary. Investments in limited partnerships are included in Other investments on the Condensed Balance Sheets.

3.	New Accounting Standards

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“FAS No. 156”). FAS No. 156 requires the separate recognition of servicing assets and servicing liabilities each time an obligation to service a financial asset is undertaken by entering into a servicing contract and permits the fair value measurement of servicing assets and servicing liabilities. In addition, FAS No. 156 does the following:

•	Clarifies when a servicer should separately recognize servicing assets and liabilities;
•	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable;
•

Permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, provided that the available-for-sale securities are identified in some manner as offsetting the exposure to changes in fair value of servicing assets and servicing liabilities that are subsequently measured at fair value; and

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

•	Requires additional disclosures for all separately recognized servicing assets and servicing liabilities.

FAS No. 156 requirements for recognition and initial measurement of servicing assets and servicing liabilities should be applied prospectively to all transactions entered into after the beginning of the first fiscal year that commences after September 15, 2006. The Company does not expect the impact of adoption of FAS No. 156 to have a material effect on the results of operations or cash flows.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS No. 155”), which permits the application of fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”). Under this approach, changes in fair value would be recognized currently in earnings. In addition, FAS No. 155 does the following:

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

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which states that when an internal replacement transaction results in a substantially changed contract, the unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets, related to the replaced contract should not be deferred in connection with the new contract. Contract

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

modifications that meet various conditions defined by SOP 05-1 and result in a new contract that is substantially unchanged from the replaced contract, however, should be accounted for as a continuation of the replaced contract.

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

4.	Investments

Other-Than-Temporary Impairments

The following table identifies the Company’s other-than-temporary impairments, included in Net realized capital gains (losses), by type for the three months ended March 31, 2006. The Company had no other-than-temporary impairments for the three months ended March 31, 2005.

	Three Months Ended
	March 31, 2006
		No. of
	Impairment	Securities
U.S. Treasuries/Agencies	$0.7	2
U.S. corporate	2.3	10
Foreign(1)	0.3	2
Total	$3.3	14

(1) Primarily U.S. dollar denominated.

All of the Company’s other-than-temporary impairments in the above schedule are write-downs related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of FSP FAS No. 115-1.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The remaining fair value of investments with other-than-temporary impairments at March 31, 2006 was $49.7.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, such as negative developments and subsequent credit deterioration, can subsequently change the Company’s previous intent to continue holding a security.

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity for the three months ended March 31, 2006 and 2005, within deferred policy acquisition costs (“DAC”), was as follows:

	2006	2005
Balance at January 1	$92.7	$77.7
Deferrals of commission and expenses	5.4	4.1
Amortization:
Amortization	(1.7)	0.1
Interest accrued at 5% to 7%	1.2	1.0
Net amortization included in the Condensed
Statements of Operations	(0.5)	1.1
Change in unrealized capital (gains) losses on
available-for-sale securities	1.3	0.3
Balance at March 31	$98.9	$83.2

Activity for the three months ended March 31, 2006 and 2005, within value of business acquired (“VOBA”), was as follows:

	2006	2005
Balance at January 1	$43.3	$33.7
Deferrals of commission and expenses	0.2	0.2
Amortization:
Amortization	(2.0)	(2.2)
Interest accrued at 3% to 7%	0.5	0.7
Net amortization included in the Condensed
Statements of Operations	(1.5)	(1.5)
Change in unrealized capital (gains) losses on
available-for-sale securities	6.4	7.4
Balance at March 31	$48.4	$39.8

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

6.	Capital Contributions and Dividends

During the three months ended March 31, 2006 and 2005, the Company did not receive any capital contributions from its parent.

During the three months ended March 31, 2006 and 2005, the Company paid $6.9 and $5.2, respectively, in dividends on its common stock to its parent.

7.	Income Taxes

Effective January 1, 2006, the Company files a consolidated federal income tax return with ING America Insurance Holdings ("ING AIH"), an affiliate, and certain other subsidiaries of ING AIH that are eligible corporations qualified to file consolidated federal income tax returns as part of the ING AIH affiliated group. Effective January 1, 2006, the Company is party to a federal tax allocation agreement with ING AIH, Lion, and ReliaStar Life, whereby ING AIH charges the Company for federal taxes it would have incurred were it not a member of the consolidated group and credits the Company for losses at the statutory federal tax rate.

The effective tax rates for the three months ended March 31, 2006 and 2005, were 39.1% and 34.3%, respectively. The effective rates differed from the expected rate primarily due to the benefit from the dividends received deduction. The change in effective rate from March 31, 2005 to March 31, 2006 is attributable to a higher level of dividend income in 2006.

An $8.5 valuation allowance was established as of March 31, 2006 related to unrealized capital losses on investments and is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2005.

8.	Commitments and Contingent Liabilities

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At March 31, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $8.3, $0.6 of which was with related parties. At December 31, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $10.2, $0.7 of which was with related parties.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

During the three months ended March 31, 2006, $0.1 was funded to related parties under these commitments.

Financial Guarantees

In the third quarter of 2005, the Company purchased a 3-year credit-linked note arrangement whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then recover any losses under the agreement by sale or collection of the received reference obligation. As of March 31, 2006, the maximum potential future exposure to the Company under the guarantee was $3.0.

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

9.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of March 31, 2006 and 2005.

	2006	2005
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(24.6)	$27.0
Equity securities, available-for-sale	0.7	0.6
DAC/VOBA adjustment on available-for-sale securities	7.7	(6.4)
Deferred tax asset valuation allowance	(8.5)	-
Other	0.2	-
Unrealized capital (losses) gains before tax	(24.5)	21.2
Deferred income tax asset (liability)	5.8	(7.3)
Accumulated other comprehensive (loss) income	$(18.7)	$13.9

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax, related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the three months ended March 31, 2006 and 2005.

	2006	2005
Net unrealized capital holding losses arising during the period(1)	$(10.7)	$(13.9)
Less: reclassification adjustment for (losses) gains and other
items included in net income (loss)(2)	(0.9)	1.8
Net change in unrealized capital losses on securities	$(9.8)	$(15.7)

(1)	Pretax unrealized capital holding losses arising during the period were $(17.2) and $(21.3) for the three months ended March 31, 2006 and 2005, respectively.
(2)	Pretax reclassification adjustments for (losses) gains and other items included in net income (loss) were $(1.5) and $2.8, for the three months ended March 31, 2006 and 2005, respectively.

10.	Reclassifications and Changes to Prior Year Presentation

During 2006, certain changes were made to the Condensed Statement of Cash Flows for the three months ended March 31, 2005, to reflect the correct balances, primarily related to receivables and payables for securities. As a result of these adjustments, the Company has labeled the Condensed Statement of Cash Flows for the three months ended March 31, 2005, as restated. The following summarizes the adjustments:

	Previously
Three months ended March 31, 2005	Reported	Adjustment	Restated
Net cash provided by (used in) operating activities	$10.4	$(25.8)	$(15.4)
Net cash (used in) provided by investing activities	(18.2)	25.8	7.6

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ReliaStar Life Insurance Company of New York (“RLNY” or the “Company,” as appropriate) for the three months ended March 31, 2006 and 2005 and financial condition as of March 31, 2006 and December 31, 2005. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2005 Annual Report on Form 10-K.

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

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments, including, but not limited to the following:

(1)	changes in underwriting and actual experience could materially affect profitability;
(2)	changes in reserve estimates may reduce profitability;
(3)	efforts to reduce the impact of interest rate changes on profitability and financial condition may not be effective;
(4)	the Company’s investment portfolio is subject to risks that may reduce the value of invested assets and adversely affect sales, profitability, and investment returns credited to contractowners;

(5)	the occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition;
(6)	a downgrade in the Company’s ratings may negatively affect profitability and financial condition;
(7)	the continued availability of capital may affect the ability to grow;
(8)	a loss of key product distribution relationships could materially affect sales;
(9)	competition could negatively affect the ability to maintain or increase profitability;
(10)	changes in federal income tax law could make some products less attractive to policyholders and contractowners and increase tax costs;
(11)	litigation may adversely affect profitability and financial condition;
(12)	changes in regulation in the United States and recent regulatory investigations may reduce profitability;
(13)	changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect profitability and financial condition;
(14)	reinsurance subjects the Company to the credit risk of reinsurers and may not be adequate to protect against losses arising from ceded reinsurance;
(15)	reinsurance may be unavailable at historical levels and prices, which may limit the ability to sell new business; and
(16)	failure of the Company’s operating systems or a compromise of their security could adversely affect the Company’s results of operation and financial condition.

Investors are also directed to consider the risks and uncertainties discussed in this Item 2 and in Item 1A of Part II contained herein, as well as in other documents filed by the Company with the SEC. Except as may be required by the federal securities laws, the Company disclaims any obligation to update forward-looking information.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s 2005 Annual Report on Form 10-K.

Results of Operations

Overview

The Company principally provides and distributes life insurance and related financial services products, including individual life insurance and annuities and group life and health products and services. The Company’s strategy is to offer a wide variety of products and services designed to address customer needs for financial security, especially tax-advantaged savings for retirement and protection in the event of death.

The Company derives its revenue mainly from (a) investment income earned on fixed assets under management (“AUM”), (b) fee income consisting of mortality, expense, and surrender charges on universal life, variable life, and annuity products, and (c) premiums on individual term life, group life, and health insurance products. The Company’s expenses primarily consist of (a) interest credited on annuity and life insurance products, (b) claims paid on term life insurance, universal life, and variable universal life policies, as well as benefits paid on health insurance policies, (c) other policy maintenance and general business expenses, and (d) amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”).

Economic Analysis

The current economic environment presents challenges and opportunities for the Company and the insurance industry. The Company’s sales and financial results continue to be affected by economic trends.

On the positive side, the improved equity market performance has presented opportunities for life insurers, as fee revenue from variable products has a direct correlation with equity market performance. Also, variable product demand has grown with consumer demand for equity investments.

On the opposite side, the rising interest rates negatively impacted the fair value of the Company's fixed maturities portfolio and resulted in realized capital losses on the sale of investments. Furthermore, during the first quarter of 2006, the market experienced a flat yield curve, with negligible extra yield on a 10-year bond versus a five-year bond. This flat yield curve hurt the competitiveness of fixed annuities as compared to other short-term instruments.

The Company’s results of operations for the three months ended March 31, 2006, and changes therein, were primarily impacted by changing interest rate and equity market conditions and increases in benefits and expenses to policyholders/contractowners. The increase in interest rates had a negative impact on fixed maturities and resulted in higher realized capital losses. Improved performance of equity markets, however, had a favorable effect on the sales of variable annuity products and on the Company’s variable AUM. In addition, certain group product sales increased during the first quarter of 2006.

	Three Months Ended March 31,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Net investment income	$27.9	$29.2	$(1.3)	(4.5)%
Fee income	26.0	24.8	1.2	4.8%
Premiums	21.2	18.6	2.6	14.0%
Net realized capital (losses) gains	(5.6)	1.1	(6.7)	NM
Other income	-	0.1	(0.1)	NM
Total revenue	69.5	73.8	(4.3)	(5.8)%
Benefits and expenses:
Interest credited and other
benefits to policyholders/
contractowners	51.3	47.2	4.1	8.7%
Operating expenses	17.1	15.7	1.4	8.9%
Amortization of deferred policy
acquisition costs and value
of business acquired	2.0	0.4	1.6	NM
Total benefits and expenses	70.4	63.3	7.1	11.2%
(Loss) income before income taxes	(0.9)	10.5	(11.4)	(108.6)%
Income tax (benefit) expense	(0.4)	3.6	(4.0)	(111.1)%
Net (loss) income	$(0.5)	$6.9	$(7.4)	(107.2)%

Effective tax rate	39.1%	34.3%

NM - Not meaningful.

Revenues

The decrease in total revenue was largely driven by higher Net realized capital losses on investments in fixed maturities. These losses reflect rising interest rates and higher other-than-temporary impairments recognized during the first quarter of 2006.

In addition, Net investment income was lower, due to a decline in the Company’s average investment yields primarily related to changes in interest rates.

Fee income increased during 2006 as a result of higher variable AUM, due to higher sales of variable products and favorable equity markets returns.

The increase in Premiums in 2006 primarily reflect higher sales of stop-loss products and an increase in the Company’s participation in the Servicemembers Group Life Insurance reinsurance program.

Benefits and Expenses

Total benefits and expenses increased mainly due to unfavorable claim experience and the continued growth of the business since the first quarter of 2005.

The increase in Interest credited and other benefits to policyholders/contractowners is primarily related to unfavorable claim experience on the stop-loss block of business and discontinued group products.

Amortization of DAC and VOBA increased largely as a result of higher amortization rates for certain individual life insurance products during the first three months of 2006, primarily related to model refinements in the first quarter of 2005.

Operating expenses also increased, mainly due to increasing amount of nondeferred commissions from higher sales of variable annuity products, as well as an increase in expenses associated with employee benefit costs, information technology, and other strategic projects.

Income Taxes

The variance in Income tax from an expense to a benefit reflects the decrease in Income before income taxes, as well as adjustments primarily related to the dividends received deduction.

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

Portfolio Composition

The following table presents the investment portfolio at March 31, 2006 and December 31, 2005.

	2006		2005
	Carrying Value	%	Carrying Value	%
Fixed maturities available-for-sale,
including securities pledged	$1,672.1	83.5%	$1,727.0	84.6%
Equity securities, available-for-sale	5.6	0.3%	4.5	0.2%
Mortgage loans on real estate	184.9	9.2%	191.0	9.4%
Policy loans	93.7	4.7%	93.4	4.6%
Short-term investments	25.2	1.3%	5.0	0.2%
Other investments	20.1	1.0%	19.9	1.0%
Total investments	$2,001.6	100.0%	$2,040.8	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of March 31, 2006.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$44.2	$0.1	$0.4	$43.9
State, municipalities, and political
subdivisions	1.5	0.1	-	1.6

U.S. corporate securities:
Public utilities	176.6	2.7	4.1	175.2
Other corporate securities	574.6	10.0	14.2	570.4
Total U.S. corporate securities	751.2	12.7	18.3	745.6

Foreign securities(1):
Government	14.8	0.4	0.2	15.0
Other	175.0	1.9	7.1	169.8
Total foreign securities	189.8	2.3	7.3	184.8

Residential mortgage-backed securities	375.5	0.2	9.7	366.0
Commercial mortgaged-backed securities	210.1	1.8	5.3	206.6
Other asset-backed securities	124.4	0.7	1.5	123.6

Total fixed maturities, including fixed
maturities pledged	1,696.7	17.9	42.5	1,672.1
Less: fixed maturities pledged	119.6	-	4.7	114.9

Total fixed maturities	$1,577.1	$17.9	$37.8	$1,557.2

(1) Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2005.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$35.5	$0.2	$0.2	$35.5
State, municipalities, and political
subdivisions	1.5	0.1	-	1.6

U.S. corporate securities:
Public utilities	170.7	3.9	2.6	172.0
Other corporate securities	612.3	14.8	8.6	618.5
Total U.S. corporate securities	783.0	18.7	11.2	790.5

Foreign securities(1):
Government	17.3	0.7	0.1	17.9
Other	177.8	3.0	4.7	176.1
Total foreign securities	195.1	3.7	4.8	194.0

Residential mortgage-backed securities	410.7	0.4	7.1	404.0
Commercial mortgaged-backed securities	188.8	3.1	2.7	189.2
Other asset-backed securities	112.4	0.9	1.1	112.2

Total fixed maturities, including
fixed maturities pledged	1,727.0	27.1	27.1	1,727.0
Less: fixed maturities pledged	118.6	-	3.5	115.1

Total fixed maturities	$1,608.4	$27.1	$23.6	$1,611.9

(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at March 31, 2006 and December 31, 2005. Ratings are calculated using a rating hierarchy that considers Standards & Poor’s, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at March 31, 2006 and December 31, 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$724.8	43.5%	$730.7	42.3%
AA	96.1	5.7%	85.0	4.9%
A	378.0	22.6%	412.6	23.9%
BBB	422.0	25.2%	439.8	25.5%
BB	44.0	2.6%	50.8	2.9%
B and below	7.2	0.4%	8.1	0.5%
Total	$1,672.1	100.0%	$1,727.0	100.0%

97.0 % and 96.6% of fixed maturities were invested in securities rated BBB and above (Investment Grade) at March 31, 2006 and December 31, 2005, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at March 31, 2006 and December 31, 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. corporate, states, and municipalities	$747.2	44.6%	$792.1	45.8%
Residential mortgage-backed	366.0	21.9%	404.0	23.4%
Commercial mortgage-backed	206.6	12.4%	189.2	11.0%
Foreign	184.8	11.1%	194.0	11.2%
Other asset-backed	123.6	7.4%	112.2	6.5%
U.S. Treasuries/Agencies	43.9	2.6%	35.5	2.1%
Total	$1,672.1	100.0%	$1,727.0	100.0%

The Company did not have any investments in a single issuer, other than obligations of the U.S. government, with a carrying value in excess of 10% of the Company’s shareholder’s equity at March 31, 2006 or December 31, 2005.

Mortgage Loans

Mortgage loans, primarily commercial mortgage loans, totaled $184.9 and $191.0 at March 31, 2006 and December 31, 2005, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to realized loss. At March 31, 2006 and December 31, 2005, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 23.1% and 22.5% of properties in California at March 31, 2006 and December 31, 2005, respectively.

Unrealized Capital Losses

Fixed maturities, including securities pledged to creditors, comprise 83.5% and 84.6% of the Company’s total investment portfolio at March 31, 2006 and December 31, 2005, respectively. Unrealized capital losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at March 31, 2006 and December 31, 2005.

	2006				2005
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$9.2	21.6%	0.2	0.5%	$10.4	38.3%	$0.4	1.5%
More than six months
and less than twelve
months below
amortized cost	19.0	44.7%	0.5	1.2%	6.5	24.0%	0.1	0.4%
More than twelve months
below amortized cost	13.5	31.8%	0.1	0.2%	9.6	35.4%	0.1	0.4%
Total unrealized capital loss	$41.7	98.1%	$0.8	1.9%	$26.5	97.7%	$0.6	2.3%

Unrealized capital losses in fixed maturities at March 31, 2006 and December 31, 2005, were primarily related to interest rate movement or spread widening and to mortgage and other asset-backed securities. Mortgage and asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at March 31, 2006 and December 31, 2005.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2006	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$3.8	$11.7	$10.5	$26.0
Mortgage and other asset-backed
securities	5.6	7.8	3.1	16.5
Total unrealized capital loss	$9.4	$19.5	$13.6	$42.5
Fair value	$397.1	$518.3	$285.6	$1,201.0

2005
Interest rate or spread widening	$5.0	$3.3	$7.9	$16.2
Mortgage and other asset-backed
securities	5.8	3.3	1.8	10.9
Total unrealized capital loss	$10.8	$6.6	$9.7	$27.1
Fair value	$547.2	$261.4	$246.1	$1,054.7

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at March 31, 2006 and December 31, 2005.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2006	Cost	Amortized Cost	Cost	Loss
U.S. Treasuries/Agencies	$0.1	$0.1	$0.2	$0.4
U.S. corporate, state, and
municipalities	2.9	9.3	6.1	18.3
Foreign	0.7	2.4	4.2	7.3
Residential mortgage-backed	4.5	2.9	2.3	9.7
Commercial mortgage-backed	0.9	4.1	0.3	5.3
Other asset-backed	0.3	0.7	0.5	1.5
Total	$9.4	$19.5	$13.6	$42.5

2005
U.S. Treasuries/Agencies	$0.1	$0.1	$-	$0.2
U.S. corporate, state, and
municipalities	3.7	3.0	4.5	11.2
Foreign	1.3	0.2	3.3	4.8
Residential mortgage-backed	4.6	1.3	1.2	7.1
Commercial mortgage-backed	1.0	1.5	0.2	2.7
Other asset-backed	0.1	0.5	0.5	1.1
Total	$10.8	$6.6	$9.7	$27.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities is 95.5% of the average book value as of March 31, 2006. In addition, this category includes 111 securities, which have an average quality rating of A+. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of March 31, 2006.

Overall, there has been an increase in unrealized losses from December 31, 2005 to March 31, 2006. This increase is largely caused by an increase in prevailing market interest rates, which tends to have a negative market value impact on fixed maturities.

Other-Than-Temporary-Impairments

The Company analyzes the general account investments to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Management considers the length of the time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes, and the Company’s intent to retain the investment for a period of time sufficient to allow for recovery in fair value. If it is probable that all amounts due according to the contractual terms of an investment will not be collected, an other-than-temporary impairment is considered to have occurred.

In addition, the Company invests in asset-backed securities. Determination of the required impairment is based on the analyses discussed in the preceding paragraph, as well as credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment. An impairment is recognized if the market value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value, and the loss is recorded in Net realized capital gains (losses).

The following table identifies the Company’s other-than-temporary impairments by type for the three months ended March 31, 2006. The Company had no other-than-temporary impairments for the three months ended March 31, 2005.

	Three Months Ended
	March 31, 2006
		No. of
	Impairment	Securities
U.S. Treasuries/Agencies	$0.7	2
U.S. corporate	2.3	10
Foreign	0.3	2
Total	$3.3	14

All of the Company’s other-than-temporary impairments in the above schedule are write-downs related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Statement of Financial Accounting Standards (“FAS”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, such as negative developments and subsequent credit deterioration, can subsequently change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the other-than-temporary impairment, of investments and changes in fair value of derivatives. Net realized capital gains (losses) on investments were as follows for the three months ended March 31, 2006 and 2005.

	2006	2005
Fixed maturities, available-for-sale	$(5.8)	$1.0
Equity securities, available-for-sale	-	0.1
Mortgage loans on real estate	0.2	-
Net realized capital (losses) gains	$(5.6)	$1.1
After-tax net realized capital (losses) gains	$(3.6)	$0.7

Income Taxes

An $8.5 valuation allowance was established as of March 31, 2006 related to unrealized capital losses on investments and is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2005.

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

The Company’s liquidity position is managed by maintaining adequate levels of iquid assets, such as cash, cash equivalents, and short-term investments. Asset/liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated policyholder/contractowner behavior, and variable separate account performance. Policyholders/contractowners bear the investment risk related to variable insurance products, subject to certain minimum guaranteed death and living benefits included in these contracts.

The fixed account liabilities are supported by a general account portfolio, principally composed of fixed rate investments with matching duration characteristics that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available-for-sale. This strategy enables the Company to respond to changes in market interest rates, prepayment risk, relative values of asset sectors and individual securities and loans, credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company’s asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

•

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 5% of the Company’s statutory admitted assets as of the prior December 31. The Company had no balances receivable or payable with ING AIH at March 31, 2006 and December 31, 2005.

•	A $30.0 uncommitted, perpetual revolving note facility with the Bank of New York. At March 31, 2006 and December 31, 2005, the Company had no amounts outstanding under the revolving loan facility.
•

A $30.0 uncommitted line-of-credit agreement with PNC Bank, effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at any time to ING AIH and its affiliates of $75.0. As of March 31, 2006 and December 31, 2005, the Company had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the three months ended March 31, 2006 and 2005, the Company did not receive any capital contributions from its parent.

During the three months ended March 31, 2006 and 2005, the Company paid $6.9 and $5.2, respectively, in dividends on its common stock to its parent.

Off-Balance Sheet Arrangements

In the third quarter of 2005, the Company purchased a 3-year credit-linked note arrangement, whereby the Company agreed to reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then recover any losses under the agreement by sale or collection of the received reference obligation. As of March 31, 2006, the maximum potential future exposure to the Company under the guarantee was $3.0.

Recently Adopted Accounting Standards

(See the Recently Adopted and New Accounting Standards footnotes to the condensed financial statements.)

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

(a)

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic SEC filings is made known to them in a timely manner.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. Reference is made to the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2005 Annual Report on Form 10-K, filed March 29, 2006 (SEC File No. 333-75938).

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

The Company’s profitability depends on the following:

•	Adequacy of investment margins;
•	Management of market and credit risks associated with investments;
•	Ability to maintain premiums and contract charges at a level adequate to cover mortality and morbidity benefits and contract administration expenses;
•	Adequacy of contract charges on variable contracts to cover the cost of product features;
•	Persistency of policies to ensure recovery of acquisition expenses; and
•	Management of operating costs and expenses within anticipated pricing allowances.

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

As interest rates rise, life insurance surrenders and fixed annuity contract surrenders and withdrawals may increase as policyholders and contractowners seek higher returns. To raise the cash necessary to fund such surrenders and withdrawals, the Company may need to sell assets at capital losses. An increase in contract surrenders and withdrawals may also require the Company to accelerate amortization of deferred policy acquisition costs relating to such contracts, further reducing profits.

As interest rates decline, borrowers may prepay or redeem mortgages and bonds with embedded call options that are owned as investments by the Company. This may force the Company to reinvest the proceeds at lower interest rates. In addition, some of the Company’s products contain minimum interest rate guarantees that limit the Company’s ability to lower interest rates credited to policyholders and contractowners in response to lower investment returns. A decrease in the difference between earned investment income and interest credited to policyholders and contractowners further reduces profits. This decrease in profits may also require the Company to accelerate amortization of deferred policy acquisition costs.

The Company’s investment portfolio is subject to risks that may reduce the value of invested assets and adversely affect sales, profitability, and investment returns credited to policyholders and contractowners

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

•	An increase in environmental liability exposure from the Company’s commercial mortgage loan portfolio; and
•	Losses in the commercial mortgage loan portfolio as a result of economic downturns or natural disasters.

The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition

The Company is exposed to various risks arising from natural disasters, including hurricanes, floods, earthquakes, tornadoes, and pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), as well as man-made disasters, including acts of terrorism and military actions, which may adversely affect results of operations and financial condition, as follows:

•	Payment of benefits at higher levels and/or earlier than anticipated, which may lead to unexpected changes in persistency.
•	Losses in the Company’s investment portfolio due to significant volatility in global financial markets or the failure of counterparties to perform.
•	Changes in the rate of lapses and surrenders of existing policies/contracts, as well as sales of new policies/contracts.
•	Increased reinsurance prices and/or reduced collectibility of reinsurance.
•

Disruption of the Company’s normal business operations due to catastrophic property damage, loss of life, or disruption of public and private infrastructure, including communications and financial services.

While the Company has a business continuation and crisis management plan, there can be no assurance that the Company’s plan and insurance coverages would be effective in mitigating any negative effects on operations or profitability in the event of a disaster.

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

The Company cannot predict what actions rating organizations may take, or what actions it may be required to take in response to the actions of rating organizations, which could adversely affect the Company. Rating organizations assign ratings based upon several factors, including the following:

•	Statutory capital;
•	Risk of investment portfolio;
•	Economic trends affecting the financial services industry;
•	Changes in models and formulas used by rating organizations to assess the financial strength of a rated company;
•	The rated company’s internal circumstances;
•	Enterprise risk management; and
•	Other circumstances outside the rated company’s control.

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

Changes in federal income tax law could make some products less attractive to policyholders and contractowners and increase tax costs

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

10.	Material Contracts

(a)	Tax Sharing Agreement, effective January 1, 2006, among RLNY, ING America Insurance Holdings, Inc., ReliaStar Life Insurance Company and Lion Connecticut Holdings Inc.

(b)	Reciprocal Loan Agreement, dated as of February 22, 2006, between RLNY and ING America Insurance Holdings, Inc.

31.1	Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Donald W. Britton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Donald W. Britton pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2006 (Date)	ReliaStar Life Insurance Company of New York (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President, and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)