Form 10-Q
period 2006-06-30
RELIASTAR LIFE INSURANCE CO OF NEW YORK
filed 2006-08-14
CIK 1163710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to
Commission File Number: 333-133091
RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK (Exact name of registrant as specified in its charter)
New York (State or other jurisdiction of incorporation or organization) 1000 Woodbury Road, Suite 208, Woodbury, New York (Address of principal executive offices)	53-0242530 (IRS Employer Identification No.) 11797 (Zip Code)
(516) 682-8700 (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,377,863 shares of Common Stock, $2 par value, as of August 11, 2006, are authorized, issued, and outstanding, all of which were directly owned by ReliaStar Life Insurance Company.

NOTE: WHEREAS RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Form 10-Q for the period ended June 30, 2006

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Net investment income	$28.5	$29.1	$56.4	$58.3
Fee income	27.3	25.2	53.3	50.0
Premiums	6.4	17.7	27.6	36.3
Net realized capital (losses) gains	(1.2)	5.9	(6.8)	7.0
Other income	1.8	-	1.8	0.1
Total revenue	62.8	77.9	132.3	151.7
Benefits and expenses:
Interest credited and other benefits
to policyholders/contractowners	35.4	45.2	86.7	92.4
Operating expenses	14.1	16.0	31.2	31.7
Amortization of deferred policy acquisition
costs and value of business acquired	3.0	3.3	5.0	3.7
Interest expense	0.1	-	0.1	-
Total benefits and expenses	52.6	64.5	123.0	127.8
Income before income taxes	10.2	13.4	9.3	23.9
Income tax expense	3.6	4.7	3.2	8.3
Net income	$6.6	$8.7	$6.1	$15.6

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $1,591.4 at 2006 and $1,608.4 at 2005)	$1,549.8	$1,611.9
Equity securities, available-for-sale, at fair value
(cost of $4.9 at 2006 and $4.8 at 2005)	5.6	4.5
Mortgage loans on real estate	174.8	191.0
Policy loans	94.9	93.4
Short-term investments	0.4	5.0
Other investments	18.8	19.9
Securities pledged
(amortized cost of $124.4 at 2006 and $118.6 at 2005)	118.5	115.1
Total investments	1,962.8	2,040.8
Cash and cash equivalents	24.0	41.5
Short-term investments under securities loan agreement	51.0	17.3
Accrued investment income	17.8	18.2
Reinsurance recoverable	123.1	100.3
Due from affiliates	1.3	0.5
Deferred policy acquisition costs	106.4	92.7
Value of business acquired	51.7	43.3
Current income taxes	0.4	-
Deferred income taxes	37.6	39.2
Other assets	19.8	19.4
Assets held in separate accounts	724.6	653.7
Total assets	$3,120.5	$3,066.9

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2006	2005
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$1,821.3	$1,803.5
Payables under securities loan agreement	51.0	17.3
Borrowed money	68.8	97.7
Due to affiliates	13.6	11.8
Current income taxes	-	0.1
Other liabilities	45.2	44.9
Liabilities related to separate accounts	724.6	653.7
Total liabilities	2,724.5	2,629.0

Shareholder's equity:
Common stock (1,377,863 shares authorized, issued,
and outstanding; $2 per share value)	2.8	2.8
Additional paid-in capital	1,138.6	1,152.2
Accumulated other comprehensive loss	(34.8)	(0.4)
Retained earnings (deficit)	(710.6)	(716.7)
Total shareholder's equity	396.0	437.9
Total liabilities and shareholder's equity	$3,120.5	$3,066.9

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Condensed Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2004	$2.8	$1,172.7	$29.6	$(753.5)	$451.6
Comprehensive income:
Net income	-	-	-	15.6	15.6
Other comprehensive income,
net of tax:
Change in net unrealized capital income
(loss) on securities ($(7.7) pretax)	-	-	(5.0)	-	(5.0)
Total comprehensive income					10.6
Dividends paid	-	(10.4)	-	-	(10.4)
Employee share-based payments	-	0.1	-	-	0.1
Balance at June 30, 2005	$2.8	$1,162.4	$24.6	$(737.9)	$451.9

Balance at December 31, 2005	$2.8	$1,152.2	$(0.4)	$(716.7)	$437.9
Comprehensive loss:
Net income	-	-	-	6.1	6.1
Other comprehensive loss,
net of tax:
Change in net unrealized capital gain (loss)
on securities ($(33.2) pretax), including
tax valuation allowance of $(13.0)	-	-	(34.4)	-	(34.4)
Total comprehensive loss					(28.3)
Dividends paid	-	(13.8)	-	-	(13.8)
Employee share-based payments	-	0.2	-	-	0.2
Balance at June 30, 2006	$2.8	$1,138.6	$(34.8)	$(710.6)	$396.0

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Condensed Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2006	2005

Net cash provided by operating activities	$29.3	$9.8

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	787.8	1,047.2
Equity securities, available-for-sale	-	2.2
Mortgage loans on real estate	16.6	11.3
Acquisition of:
Fixed maturities, available-for-sale	(787.2)	(1,073.5)
Equity securities, available-for-sale	(0.1)	(0.1)
Mortgage loans on real estate	-	(4.0)
Short-term investments	4.9	(3.5)
Other	(0.6)	(1.3)
Net cash provided by (used in) investing activities	21.4	(21.7)

Cash Flows from Financing Activities:
Deposits received for investment contracts	78.9	94.0
Maturities and withdrawals from investment contracts	(104.4)	(92.7)
Short-term borrowings, net	(28.9)	(2.3)
Dividends to Parent	(13.8)	(10.4)
Net cash used in financing activities	(68.2)	(11.4)
Net decrease in cash and cash equivalents	(17.5)	(23.3)
Cash and cash equivalents, beginning of period	41.5	33.5
Cash and cash equivalents, end of period	$24.0	$10.2

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

The condensed financial statements and notes as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States and are unaudited.

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

FSP FAS No. 115-1 was effective for reporting periods beginning after December 15, 2005, and was implemented by the Company during the fourth quarter of 2005. The Company recognized impairment losses of $0.2 and $3.5 for the three and six months ended June 30, 2006, respectively, related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The required disclosures are included in the Investments footnote.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights

In June 2005, the EITF reached a consensus on EITF Issue No. 04-5, "Investor's Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights" ("EITF 04-5"), which states that the general partner in a limited partnership should presume that it controls and, thus, should consolidate the limited partnership, unless the limited partners have either (a) substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights. EITF 04-5 applies to limited partnerships that are not variable interest entities under FASB Interpretation No. (“FIN”) 46R: "Consolidation of Variable Interest Entities" ("FIN 46R"). EITF 04-5 was effective immediately for all new limited partnerships formed and for existing limited partnerships for which partnership agreements were modified after June 29, 2005, and was effective for all other limited partnerships at the commencement of the first reporting period beginning after December 15, 2005.

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

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which creates a single model to address the accounting for the uncertainty in income tax positions recognized in a company’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.”

FIN 48 prescribes a two-step process for determining the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The first step is recognition: A company first determines whether a tax position is more likely than not to be sustained upon examination, based on the technical merits of the position. The second is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit recognized in the financial statements. The benefit under step two is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. No benefit will be recognized on tax positions that do not meet the more-likely-than-not recognition standard. In addition, FIN 48 provides guidance on derecognition,

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact of FIN 48.

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

FAS No. 156 requirements for recognition and initial measurement of servicing assets and servicing liabilities should be applied prospectively to all transactions entered into after the beginning of the first fiscal year that commences after September 15, 2006. The Company has determined that the adoption of FAS No. 156 will not have a material effect on the financial position, results of operations, or cash flows.

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

Equity Securities

Equity securities, available-for-sale, included investments with a fair value of $3.0 in ING proprietary funds as of June 30, 2006. There were no investments in ING proprietary funds as of December 31, 2005.

Other-Than-Temporary Impairments

The following tables identify the Company’s other-than-temporary impairments, included in Net realized capital gains (losses), by type for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries/Agencies	$0.2	2	$-	-
Other asset-backed	-	-	0.5	1
Total	$0.2	2	$0.5	1

	Six Months Ended June 30,
	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries/Agencies	$0.8	2	$-	-
U.S. corporate	2.4	10	-	-
Foreign(1)	0.3	2	-	-
Other asset-backed	-	-	0.5	1
Total	$3.5	14	$0.5	1

(1) Primarily U.S. dollar denominated.

All of the Company’s other-than-temporary impairments for the three and six months ended June 30, 2006 in the above schedule are write-downs related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of FSP FAS No. 115-1.

The remaining fair value of investments with other-than-temporary impairments at June 30, 2006 was $32.1.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity for the six months ended June 30, 2006 and 2005, within deferred policy acquisition costs (“DAC”), was as follows:

	2006	2005
Balance at January 1	$92.7	$77.7
Deferrals of commission and expenses	13.5	8.8
Amortization:
Amortization	(5.1)	(2.2)
Interest accrued at 5% to 7%	2.4	2.0
Net amortization included in the Condensed
Statements of Operations	(2.7)	(0.2)
Change in unrealized capital (gains) losses on
available-for-sale securities	2.9	(0.8)
Balance at June 30	$106.4	$85.5

Activity for the six months ended June 30, 2006 and 2005, within value of business acquired (“VOBA”), was as follows:

	2006	2005
Balance at January 1	$43.3	$33.7
Deferrals of commission and expenses	0.3	0.3
Amortization:
Amortization	(3.4)	(4.5)
Interest accrued at 3% to 7%	1.1	1.0
Net amortization included in the Condensed
Statements of Operations	(2.3)	(3.5)
Change in unrealized capital (gains) losses on
available-for-sale securities	10.4	2.6
Balance at June 30	$51.7	$33.1

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

6.	Capital Contributions and Dividends

During the six months ended June 30, 2006 and 2005, the Company did not receive any capital contributions from its parent.

During the six months ended June 30, 2006 and 2005, the Company paid $13.8 and $10.4, respectively, in dividends on its common stock to its parent.

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

The effective tax rates for the three months ended June 30, 2006 and 2005, were 34.7% and 35.1%, respectively. The effective tax rates for the six months ended June 30, 2006 and 2005, were 34.2% and 34.7%, respectively. The decrease in effective tax rate for both the three months ended and the six months ended June 30, 2006 and June 30, 2005 is primarily due to an increase in the deduction allowed for dividends received.

A $13.0 valuation allowance was established as of June 30, 2006 related to unrealized capital losses on investments and is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2005.

8.	Financing Agreements

Line-of-Credit

The Company maintains a $30.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.) (“Svenska”), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. Interest on any of the Company borrowing accrues at an annual rate equal to the rate quoted by Svenska to the Company for the borrowing. Under this agreement, the Company incurred no interest expense for the three months ended June 30, 2006. As of June 30, 2006, the Company had no amounts outstanding under the line-of-credit agreement.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

For information on the Company’s additional financing agreements, see the Financing Agreements footnote to the Company’s 2005 Annual Report on Form 10-K.

9.	Commitments and Contingent Liabilities

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, commercial mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments. At June 30, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $13.8, $5.5 of which was with related parties. At December 31, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $10.2, $0.7 of which was with related parties. During the three and six months ended June 30, 2006, $0.1 was funded to related parties under these commitments.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then recover any losses under the agreement by sale or collection of the received reference obligation. As of June 30, 2006, the maximum potential future exposure to the Company under the guarantee was $3.0.

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

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

10.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of June 30, 2006 and 2005.

	2006	2005
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(47.5)	$49.2
Equity securities, available-for-sale	0.7	0.7
DAC/VOBA adjustment on available-for-sale securities	13.3	(12.3)
Unrealized capital (losses) gains before tax	(33.5)	37.6
Deferred income tax asset (liability)	11.7	(13.0)
Deferred tax asset valuation allowance	(13.0)	-
Accumulated other comprehensive (loss) income	$(34.8)	$24.6

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax (excluding the tax valuation allowance), related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the six months ended June 30, 2006 and 2005.

	2006	2005
Net unrealized capital holding (losses) gains arising
during the period(1)	$(25.8)	$0.5
Less: reclassification adjustment for (losses) gains and other
items included in net income(2)	(4.4)	5.5
Net change in unrealized capital losses on securities	$(21.4)	$(5.0)

(1)	Pretax unrealized capital holding (losses) gains arising during the period were $(40.1) and $0.7 for the six months ended June 30, 2006 and 2005, respectively.

(2)	Pretax reclassification adjustments for (losses) gains and other items included in net income were $(6.9) and $8.4, for the six months ended June 30, 2006 and 2005, respectively.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

11.	Subsequent Event

On August 4, 2006, an arbitration panel (“Panel”) issued an interim award in favor of the Company in an arbitration relating to a dispute over two modified coinsurance agreements (“Agreements”). Under the terms of the interim award, the Agreements remain in force and the Company was awarded outstanding settlements, including interest, through April 30, 2006 and monthly settlements after April, 30, 2006. In addition, the interim award directs the Company to pay the reinsurer for various oversights and omissions. As a result the Company recognized $5.1 in net after-tax income in the second quarter of 2006. The interim award establishes a timeline whereby the parties are required to try to reach an agreement regarding their respective roles in managing the reinsured block of business going forward and the amounts of various oversights and omissions and, if the parties cannot reach agreement on these issues for the Panel to issue an additional award.

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ReliaStar Life Insurance Company of New York (“RLNY” or the “Company,” as appropriate) for the three and six months ended June 30, 2006 and 2005 and financial condition as of June 30, 2006 and December 31, 2005. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2005 Annual Report on Form 10-K.

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
(4)

the Company’s investment portfolio is subject to risks that may reduce the value of invested assets and adversely affect sales, profitability, and investment returns credited to policyholders and contractowners;

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
(15)	reinsurance may be unavailable at historical levels and prices, which may limit the ability to sell new business; and
(16)

failure of the Company’s operating systems or a compromise of security with respect to operating systems or portable electronic devices could adversely affect the Company’s results of operations and financial condition.

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

On the positive side, regardless of the drop in the second quarter of 2006, the equity market performance improved in comparison with 2005. This improvement has presented opportunities for life insurers, as fee revenue from variable products has a direct correlation with equity market performance. Also, variable product demand has grown with consumer demand for equity investments.

On the opposite side, rising interest rates negatively impacted the fair value of the Company's fixed maturities portfolio and resulted in realized capital losses on the sale of investments. Furthermore, during the first half of 2006, the market experienced a flat yield curve, with negligible extra yield on a ten-year bond versus a five-year bond. This flat yield curve hurt the competitiveness of fixed annuities as compared to other short-term instruments.

The Company’s results of operations for the three and six months ended June 30, 2006, and changes therein, were primarily impacted by an arbitration panel interim award ("Interim Award") in an arbitration relating to a dispute over reinsurance agreements, as well as changing interest rate and equity market conditions. As a result of the Interim Award, the Company recognized $5.1 in net after-tax income in the second quarter of 2006. The increase in interest rates had a negative impact on fixed AUM and resulted in higher realized capital losses on the sale of investments. Improved performance of equity markets, however, had a favorable effect on the sales of variable annuity products and on the Company’s variable AUM.

	Three Months Ended June 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Net investment income	$28.5	$29.1	$(0.6)	(2.1)%
Fee income	27.3	25.2	2.1	8.3%
Premiums	6.4	17.7	(11.3)	(63.8)%
Net realized capital (losses) gains	(1.2)	5.9	(7.1)	(120.3)%
Other income	1.8	-	1.8	NM
Total revenue	62.8	77.9	(15.1)	(19.4)%
Benefits and expenses:
Interest credited and other
benefits to policyholders/
contractowners	35.4	45.2	(9.8)	(21.7)%
Operating expenses	14.1	16.0	(1.9)	(11.9)%
Amortization of deferred policy
acquisition costs and value
of business acquired	3.0	3.3	(0.3)	(9.1)%
Interest expense	0.1	-	0.1	NM
Total benefits and expenses	52.6	64.5	(11.9)	(18.4)%
Income before income taxes	10.2	13.4	(3.2)	(23.9)%
Income tax expense	3.6	4.7	(1.1)	(23.4)%
Net income	$6.6	$8.7	$(2.1)	(24.1)%
Effective tax rate	34.7%	35.1%

NM - Not meaningful.

	Six Months Ended June 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Net investment income	$56.4	$58.3	$(1.9)	(3.3)%
Fee income	53.3	50.0	3.3	6.6%
Premiums	27.6	36.3	(8.7)	(24.0)%
Net realized capital (losses) gains	(6.8)	7.0	(13.8)	NM
Other income	1.8	0.1	1.7	NM
Total revenue	132.3	151.7	(19.4)	(12.8)%
Benefits and expenses:
Interest credited and other
benefits to policyholders/
contractowners	86.7	92.4	(5.7)	(6.2)%
Operating expenses	31.2	31.7	(0.5)	(1.6)%
Amortization of deferred policy
acquisition costs and value
of business acquired	5.0	3.7	1.3	35.1%
Interest expense	0.1	-	0.1	NM
Total benefits and expenses	123.0	127.8	(4.8)	(3.8)%
Income before income taxes	9.3	23.9	(14.6)	(61.1)%
Income tax expense	3.2	8.3	(5.1)	(61.4)%
Net income	$6.1	$15.6	$(9.5)	(60.9)%
Effective tax rate	34.2%	34.7%

NM - Not meaningful.

Revenues

The decrease in total revenue for the three and six months ended June 30, 2006, was primarily driven by premiums ceded related to the Interim Award and higher Net realized capital losses on investments in fixed maturities. The decrease in Premiums for the three and six months ended June 30, 2006, is primarily related to reinsurance premiums ceded related to the Interim Award, partially offset by higher sales of stop-loss products and an increase in the Company’s participation in the Servicemembers Group Life Insurance reinsurance program.

Net realized capital losses are attributable to the increasing interest rate environment during the first half of 2006 and higher other-than-temporary impairments recognized in the first quarter of 2006.

Fee income increased for the three and six months ended June 30, 2006, due to higher variable AUM, as a result of favorable equity market returns and higher sales of variable annuity products, especially those with minimum guarantees.

Other income increased for the three and six months ended June 30, 2006, due to interest on the reinsurance settlement included in the Interim Award.

Benefits and Expenses

Total benefits and expenses decreased primarily due to the Interim Award. The decrease in Interest credited and other benefits to policyholders/contractowners is primarily related to the ceding of reinsurance benefits related to the Interim Award, partially offset by unfavorable claim experience on the stop-loss block of business and discontinued group products.

Operating expenses decreased for the three and six months ended June 30, 2006, mainly due to the ceding of expenses in conjunction with the Interim Award, partially offset by an increase in expenses associated with employee benefit costs, information technology, and other strategic projects.

Amortization of DAC and VOBA decreased for the three months ended June 30, 2006, and increased for the six months ended in June 30, 2006. The three-month decrease is primarily related to lower amortization on individual life products as a result of higher persistency during the second quarter of 2006. This decrease is partially offset by an increase in amortization on certain group products due to higher actual gross profits, reflecting lower mortality. The six-month increase is a result of higher amortization rates for certain individual life insurance products, primarily related to model refinements in the first quarter of 2005.

Income Taxes

The variance in Income tax reflects the decrease in Income before income taxes, as well as adjustments primarily related to the dividends received deduction.

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

Portfolio Composition

The following table presents the investment portfolio at June 30, 2006 and December 31, 2005.

	2006		2005
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$1,668.3	85.0%	$1,727.0	84.6%
Equity securities, available-for-sale	5.6	0.3%	4.5	0.2%
Mortgage loans on real estate	174.8	8.9%	191.0	9.4%
Policy loans	94.9	4.8%	93.4	4.6%
Short-term investments	0.4	0.0%	5.0	0.2%
Other investments	18.8	1.0%	19.9	1.0%
Total investments	$1,962.8	100.0%	$2,040.8	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of June 30, 2006.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$44.3	$0.1	$0.6	$43.8
State, municipalities, and political
subdivisions	1.5	0.1	-	1.6

U.S. corporate securities:
Public utilities	166.4	1.7	6.1	162.0
Other corporate securities	586.3	7.3	20.5	573.1
Total U.S. corporate securities	752.7	9.0	26.6	735.1

Foreign securities(1):
Government	15.5	0.3	0.6	15.2
Other	182.5	1.2	10.0	173.7
Total foreign securities	198.0	1.5	10.6	188.9

Residential mortgage-backed securities	377.8	0.2	12.4	365.6
Commercial mortgage-backed securities	209.6	0.8	7.6	202.8
Other asset-backed securities	131.9	0.6	2.0	130.5

Total fixed maturities, including fixed
maturities pledged	1,715.8	12.3	59.8	1,668.3
Less: fixed maturities pledged	124.4	-	5.9	118.5

Total fixed maturities	$1,591.4	$12.3	$53.9	$1,549.8

(1) Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2005.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$35.5	$0.2	$0.2	$35.5
State, municipalities, and political
subdivisions	1.5	0.1	-	1.6

U.S. corporate securities:
Public utilities	170.7	3.9	2.6	172.0
Other corporate securities	612.3	14.8	8.6	618.5
Total U.S. corporate securities	783.0	18.7	11.2	790.5

Foreign securities(1):
Government	17.3	0.7	0.1	17.9
Other	177.8	3.0	4.7	176.1
Total foreign securities	195.1	3.7	4.8	194.0

Residential mortgage-backed securities	410.7	0.4	7.1	404.0
Commercial mortgage-backed securities	188.8	3.1	2.7	189.2
Other asset-backed securities	112.4	0.9	1.1	112.2

Total fixed maturities, including
fixed maturities pledged	1,727.0	27.1	27.1	1,727.0
Less: fixed maturities pledged	118.6	-	3.5	115.1

Total fixed maturities	$1,608.4	$27.1	$23.6	$1,611.9

(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at June 30, 2006 and December 31, 2005. Ratings are calculated using a rating hierarchy that considers Standards & Poor’s, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at June 30, 2006 and December 31, 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$736.2	44.2%	$730.7	42.3%
AA	108.6	6.5%	85.0	4.9%
A	357.8	21.4%	412.6	23.9%
BBB	419.3	25.1%	439.8	25.5%
BB	38.1	2.3%	50.8	2.9%
B and below	8.3	0.5%	8.1	0.5%
Total	$1,668.3	100.0%	$1,727.0	100.0%

97.2% and 96.6% of fixed maturities were invested in securities rated BBB and above (Investment Grade) at June 30, 2006 and December 31, 2005, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at June 30, 2006 and December 31, 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. corporate, states, and municipalities	$736.7	44.2%	$792.1	45.8%
Residential mortgage-backed	365.6	21.9%	404.0	23.4%
Commercial mortgage-backed	202.8	12.2%	189.2	11.0%
Foreign	188.9	11.3%	194.0	11.2%
Other asset-backed	130.5	7.8%	112.2	6.5%
U.S. Treasuries/Agencies	43.8	2.6%	35.5	2.1%
Total	$1,668.3	100.0%	$1,727.0	100.0%

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and authorities, with a carrying value in excess of 10% of the Company’s shareholder’s equity at June 30, 2006 or December 31, 2005.

Equity Securities

Equity securities, available-for-sale, included investments with a fair value of $3.0 in ING proprietary funds as of June 30, 2006. There were no investments in ING proprietary funds as of December 31, 2005.

Mortgage Loans

Mortgage loans, primarily commercial mortgage loans, totaled $174.8 and $191.0 at June 30, 2006 and December 31, 2005, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to realized loss. At June 30, 2006 and December 31, 2005, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 24.2% and 22.5% of properties in California at June 30, 2006 and December 31, 2005, respectively.

Unrealized Capital Losses

Fixed maturities, including securities pledged to creditors, comprise 85.0% and 84.6% of the Company’s total investment portfolio at June 30, 2006 and December 31, 2005, respectively. Unrealized capital losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at June 30, 2006 and December 31, 2005.

	2006				2005
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$13.0	21.8%	0.7	1.2%	$10.4	38.3%	$0.4	1.5%
More than six months
and less than twelve
months below
amortized cost	22.3	37.3%	0.8	1.3%	6.5	24.0%	0.1	0.4%
More than twelve months
below amortized cost	22.8	38.1%	0.2	0.3%	9.6	35.4%	0.1	0.4%
Total unrealized capital loss	$58.1	97.2%	$1.7	2.8%	$26.5	97.7%	$0.6	2.3%

Unrealized capital losses in fixed maturities at June 30, 2006 and December 31, 2005, were primarily related to interest rate movement or spread widening and to mortgage and other asset-backed securities. Mortgage and asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at June 30, 2006 and December 31, 2005.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2006	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$7.2	$15.0	$15.6	$37.8
Mortgage and other asset-backed
securities	6.5	8.1	7.4	22.0
Total unrealized capital loss	$13.7	$23.1	$23.0	$59.8
Fair value	$426.1	$436.2	$428.0	$1,290.3

2005
Interest rate or spread widening	$5.0	$3.3	$7.9	$16.2
Mortgage and other asset-backed
securities	5.8	3.3	1.8	10.9
Total unrealized capital loss	$10.8	$6.6	$9.7	$27.1
Fair value	$547.2	$261.4	$246.1	$1,054.7

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at June 30, 2006 and December 31, 2005.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2006	Cost	Amortized Cost	Cost	Loss
U.S. Treasuries/Agencies	$0.4	$-	$0.2	$0.6
U.S. corporate, state, and
municipalities	5.3	11.4	9.9	26.6
Foreign	1.5	3.6	5.5	10.6
Residential mortgage-backed	4.9	4.2	3.3	12.4
Commercial mortgage-backed	1.1	3.5	3.0	7.6
Other asset-backed	0.5	0.4	1.1	2.0
Total	$13.7	$23.1	$23.0	$59.8

2005
U.S. Treasuries/Agencies	$0.1	$0.1	$-	$0.2
U.S. corporate, state, and
municipalities	3.7	3.0	4.5	11.2
Foreign	1.3	0.2	3.3	4.8
Residential mortgage-backed	4.6	1.3	1.2	7.1
Commercial mortgage-backed	1.0	1.5	0.2	2.7
Other asset-backed	0.1	0.5	0.5	1.1
Total	$10.8	$6.6	$9.7	$27.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities is 95.0% of the average book value as of June 30, 2006. In addition, this category includes 160 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of June 30, 2006.

Overall, there has been an increase in unrealized losses from December 31, 2005 to June 30, 2006. This increase is largely caused by an increase in prevailing market interest rates, which tends to have a negative market value impact on fixed maturities.

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

The following tables identify the Company’s other-than-temporary impairments by type for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries/Agencies	$0.2	2	$-	-
Other asset-backed	-	-	0.5	1
Total	$0.2	2	$0.5	1

	Six Months Ended June 30,
	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries/Agencies	$0.8	2	$-	-
U.S. corporate	2.4	10	-	-
Foreign	0.3	2	-	-
Other asset-backed	-	-	0.5	1
Total	$3.5	14	$0.5	1

All of the Company’s other-than-temporary impairments for the three and six months ended June 30, 2006 in the above schedule are write-downs related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Statement of Financial Accounting Standards (“FAS”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the other-than-temporary impairment, of investments and changes in fair value of derivatives. Net realized capital gains (losses) on investments were as follows for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
	2006	2005
Fixed maturities, available-for-sale	$(1.0)	$5.9
Derivatives	(0.2)	-
Net realized capital (losses) gains	$(1.2)	$5.9
After-tax net realized capital (losses) gains	$(0.8)	$3.8

	Six Months Ended June 30,
	2006	2005
Fixed maturities, available-for-sale	$(6.8)	$6.9
Equity securities, available-for-sale	-	0.1
Derivatives	(0.2)	-
Other	0.2	-
Net realized capital (losses) gains	$(6.8)	$7.0
After-tax net realized capital (losses) gains	$(4.4)	$4.6

Income Taxes

An $13.0 valuation allowance was established as of June 30, 2006 related to unrealized capital losses on investments and is included in Accumulated other comprehensive income (loss). The Company had no valuation allowance as of December 31, 2005.

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

The Company’s liquidity position is managed by maintaining adequate levels of liquid assets, such as cash, cash equivalents, and short-term investments. Asset/liability management is integrated into many aspects of the Company’s operations, including investment decisions, product development, and determination of crediting rates. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include interest rates, anticipated policyholder/contractowner behavior, and variable separate account performance. Policyholders/contractowners bear the investment risk related to variable insurance products, subject to certain minimum guaranteed death and living benefits included in these contracts.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

•

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 5% of the Company’s statutory admitted assets as of the prior December 31. The Company did not have any receivable or payable from/to ING AIH under the reciprocal loan agreement as of June 30, 2006 and December 31, 2005.

•	A $30.0 uncommitted, perpetual revolving note facility with the Bank of New York. At June 30, 2006 and December 31, 2005, the Company had no amounts outstanding under the revolving loan facility.
•

A $30.0 uncommitted line-of-credit agreement with PNC Bank, effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at any time to ING AIH and its affiliates of $75.0. As of June 30, 2006 and December 31, 2005, the Company had no amounts outstanding under the line-of-credit agreement.

•

A $30.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of June 30, 2006, the Company had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the six months ended June 30, 2006 and 2005, the Company did not receive any capital contributions from its parent.

During the six months ended June 30, 2006 and 2005, the Company paid $13.8 and $10.4, respectively, in dividends on its common stock to its parent.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company agreed to reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then recover any losses under the agreement by sale or collection of the received reference obligation. As of June 30, 2006, the maximum potential future exposure to the Company under the guarantee was $3.0.

Recently Adopted Accounting Standards

(See the Recently Adopted and New Accounting Standards footnotes to the condensed financial statements.)

Legislative Initiatives

Legislative proposals which have been or are being considered by Congress include repealing/modifying the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. Private pension reform legislation, which Congress passed in early August 2006 (Presidential signature now pending but expected to occur in August), contains a number of provisions which are likely to have a beneficial effect on annuity and defined contribution products. Certain recommendations made in late 2005 by the President’s Tax Advisory Panel on Federal Tax Reform could adversely affect the market for some life insurance and annuity products if enacted by Congress. However, there are no indications at the present time that Congress will enact fundamental tax reforms in 2006, or that it has a favorable view of the Tax Panel’s recommendations regarding tax-preferred savings.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. Reference is made to the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2005 Annual Report on Form 10-K, filed March 29, 2006 (SEC File No. 333-75938); and the Company’s Form 8-K Current Report filed on June 29, 2006 (SEC File No. 333-75938).

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

Litigation may adversely affect profitability and financial condition

The Company is, and may be in the future, subject to legal actions in the ordinary course of insurance, investment management and other business operations. These legal actions may include proceedings relating to aspects of businesses and operations that are specific to the Company, and proceedings that are typical of the businesses in which the Company operates. Some of these proceedings may be brought on behalf of a class. Plaintiffs may seek large or indeterminate amounts of damage, including compensatory, liquidated, treble and/or punitive damages. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation, it is possible that an adverse outcome could, from time to time, have an adverse effect on the Company’s reputation, results of operations or cash flows in particular quarterly or annual periods.

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

In some cases, this regulatory scrutiny has led to new proposed legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged, or has resulted in regulatory penalties, and litigation. At this time, the Company does not believe that any of this regulatory scrutiny will have a material adverse affect on it. However, the Company cannot guarantee that new laws, regulations and other regulatory action aimed at the business practices under scrutiny would not adversely affect its business. The adoption of new laws and regulations, enforcement action or litigation, whether or not involving the Company, could influence the manner in which the Company distributes its products, cause significant harm to the Company’s reputation, and adversely impact profitability.

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

A failure of the Company’s operating systems or a compromise of security with respect to operating systems or portable electronic devices could adversely affect the Company’s results of operations and financial condition

The Company is highly dependent on automated systems to record and process Company and customer transactions. The Company may experience a failure of its operating systems or a compromise of their security due to technical system flaws, clerical or record-keeping errors, or tampering or manipulation of those systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its customers. Operating system failures or disruptions or the compromise of security with respect to operating systems or portable electronic devices could subject the Company to regulatory sanctions, or other claims, harm the Company’s reputation, interrupt the Company’s operations and adversely affect the Company’s business, results of operations or financial condition.

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

10.	Material Contracts

(a)	Amendment XXV, effective November 1, 2005, to the Automatic Reinsurance Agreement, effective April 1, 1984, between RLNY and ReliaStar Life Insurance Company.

(b)	Amendment XXVI, effective June 1, 2006, to the Automatic Reinsurance Agreement, effective April 1, 1984, between RLNY and ReliaStar Life Insurance Company.

(c)	Amendment XXVII, effective June 1, 2006, to the Automatic Reinsurance Agreement, effective April 1, 1984, between RLNY and ReliaStar Life Insurance Company.

(d)	Amendment XXVIII, effective April 1, 2000, to the Automatic Reinsurance Agreement, effective April 1, 1984, between RLNY and ReliaStar Life Insurance Company.

31.1	Certificate of David A. Wheat pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Donald W. Britton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of David A. Wheat pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Donald W. Britton pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2006 (Date)	ReliaStar Life Insurance Company of New York (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President, and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)