Form 10-Q
period 2006-09-30
RELIASTAR LIFE INSURANCE CO OF NEW YORK
filed 2006-11-13
CIK 1163710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to
Commission File Number: 333-133091
RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK (Exact name of registrant as specified in its charter)
New York (State or other jurisdiction of incorporation or organization) 1000 Woodbury Road, Suite 208, Woodbury, New York (Address of principal executive offices)	53-0242530 (IRS Employer Identification No.) 11797 (Zip Code)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,377,863 shares of Common Stock, $2 par value, as of November 13, 2006, are authorized, issued, and outstanding, all of which were directly owned by ReliaStar Life Insurance Company.

NOTE: WHEREAS RELIASTAR LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Form 10-Q for the period ended September 30, 2006

ReliaStar Life Insurance Company of New York
(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Condensed Statements of Operations

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Net investment income	$30.0	$29.7	$86.4	$88.0
Fee income	27.5	25.7	80.8	75.7
Premiums	43.2	19.5	70.8	55.8
Net realized capital gains (losses)	-	3.1	(6.8)	10.1
Other income	0.7	0.1	2.5	0.2
Total revenue	101.4	78.1	233.7	229.8
Benefits and expenses:
Interest credited and other benefits
to policyholders/contractowners	55.4	44.3	142.1	136.7
Operating expenses	8.5	16.1	39.7	47.8
Amortization of deferred policy acquisition
costs and value of business acquired	2.7	2.3	7.7	6.0
Interest expense	-	0.1	0.1	0.1
Total benefits and expenses	66.6	62.8	189.6	190.6
Income before income taxes	34.8	15.3	44.1	39.2
Income tax expense	11.9	3.9	15.1	12.2
Net income	$22.9	$11.4	$29.0	$27.0

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value
(amortized cost of $1,576.2 at 2006 and $1,608.4 at 2005)	$1,571.7	$1,611.9
Equity securities, available-for-sale, at fair value
(cost of $4.9 at 2006 and $4.8 at 2005)	5.7	4.5
Mortgage loans on real estate	158.6	191.0
Policy loans	96.7	93.4
Short-term investments	-	5.0
Other investments	19.9	19.9
Securities pledged (amortized cost of $136.3 at 2006 and $118.6 at 2005)	132.2	115.1
Total investments	1,984.8	2,040.8
Cash and cash equivalents	74.8	41.5
Short-term investments under securities loan agreement	68.2	17.3
Accrued investment income	17.6	18.2
Reinsurance recoverable	96.0	100.3
Deferred policy acquisition costs	111.6	92.7
Value of business acquired	43.7	43.3
Due from affiliates	2.8	0.5
Current income taxes	4.3	-
Deferred income taxes	25.6	39.2
Other assets	18.8	19.4
Assets held in separate accounts	779.3	653.7
Total assets	$3,227.5	$3,066.9

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Condensed Balance Sheets

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2006	2005
	(Unaudited)
Liabilities and Shareholder's Equity
Future policy benefits and claims reserves	$1,806.8	$1,803.5
Payables under securities loan agreement	68.2	17.3
Borrowed money	69.2	97.7
Due to affiliates	10.8	11.8
Current income taxes	-	0.1
Other liabilities	49.8	44.9
Liabilities related to separate accounts	779.3	653.7
Total liabilities	2,784.1	2,629.0

Shareholder's equity:
Common stock (1,377,863 shares authorized, issued,
and outstanding; $2 per share value)	2.8	2.8
Additional paid-in capital	1,131.7	1,152.2
Accumulated other comprehensive loss	(3.4)	(0.4)
Retained earnings (deficit)	(687.7)	(716.7)
Total shareholder's equity	443.4	437.9
Total liabilities and shareholder's equity	$3,227.5	$3,066.9

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Condensed Statements of Changes in Shareholder’s Equity

(Unaudited)

(In millions)

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-In	Comprehensive	Earnings	Shareholder's
	Stock	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2004	$2.8	$1,172.7	$29.6	$(753.5)	$451.6
Comprehensive income:
Net income	-	-	-	27.0	27.0
Other comprehensive loss,
net of tax:
Change in net unrealized capital gain
(loss) on securities ($(35.8) pretax)	-	-	(23.3)	-	(23.3)
Total comprehensive income					3.7
Dividends paid	-	(15.6)	-	-	(15.6)
Employee share-based payments	-	0.2	-	-	0.2
Balance at September 30, 2005	$2.8	$1,157.3	$6.3	$(726.5)	$439.9

Balance at December 31, 2005	$2.8	$1,152.2	$(0.4)	$(716.7)	$437.9
Comprehensive income:
Net income	-	-	-	29.0	29.0
Other comprehensive loss,
net of tax:
Change in net unrealized capital gain (loss)
on securities ($(4.9) pretax)	-	-	(3.0)	-	(3.0)
Total comprehensive income					26.0
Dividends paid	-	(20.7)	-	-	(20.7)
Employee share-based payments	-	0.2	-	-	0.2
Balance at September 30, 2006	$2.8	$1,131.7	$(3.4)	$(687.7)	$443.4

The accompanying notes are an integral part of these financial statements.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Condensed Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2006	2005
		(Restated)

Net cash provided by operating activities	$33.1	$5.3

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, or redemption of:
Fixed maturities, available-for-sale	997.2	1,723.6
Equity securities, available-for-sale	-	2.2
Mortgage loans on real estate	33.0	29.2
Acquisition of:
Fixed maturities, available-for-sale	(981.9)	(1,776.0)
Equity securities, available-for-sale	(0.1)	(0.1)
Mortgage loans on real estate	-	(4.3)
Short-term investments	5.0	(6.0)
Other, net	(4.0)	(3.1)
Net cash provided by (used in) investing activities	49.2	(34.5)

Cash Flows from Financing Activities:
Deposits received for investment contracts	157.0	179.0
Maturities and withdrawals from investment contracts	(156.8)	(149.4)
Short-term loan from affiliate	-	8.4
Short-term borrowings, net	(28.5)	(2.6)
Capital distributions to parent	(20.7)	(15.6)
Net cash (used in) provided by financing activities	(49.0)	19.8
Net decrease (increase) in cash and cash equivalents	33.3	(9.4)
Cash and cash equivalents, beginning of period	41.5	33.5
Cash and cash equivalents, end of period	$74.8	$24.1

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

The condensed financial statements and notes as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States and are unaudited.

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

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications (see the Reclassifications and Changes to Prior Year Presentation footnote).

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

FSP FAS No. 115-1 was effective for reporting periods beginning after December 15, 2005, and was implemented by the Company during the fourth quarter of 2005. The Company recognized impairment losses of $0.2 and $3.7 for the three and nine months ended September 30, 2006, respectively, related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value. The required disclosures are included in the Investments footnote.

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

Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued FASB Statement No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“FAS No. 158”). FAS No. 158 requires an employer to:

▪	recognize in the statement of financial position, an asset for a plan’s overfunded status or a liability for a plan’s underfunded status;
▪	measure a plan’s assets and obligations that determine its funded status as of the end of the fiscal year; and
▪	recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur, reporting such changes in comprehensive income.

Recognition and disclosure requirements are effective for the Company as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of FAS No. 158 to have a material effect on the Company’s financial position, results of operations, or cash flows.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 provides guidance for using fair value to measure assets and liabilities whenever other standards require (or permit) assets or liabilities to be measured at fair value. FAS No. 157 does not expand the use of fair value in any new circumstances.

Under FAS No. 157, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, FAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop such assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. FAS No. 157 also requires separate disclosure of fair value measurements by level within the hierarchy and expanded disclosure of the effect on earnings for items measured using unobservable data.

The provisions of FAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of adoption of FAS No. 157.

Considering the Effects of Prior Year Misstatements

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued SEC Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 states that a registrant should quantify the effect of an error on the financial statements using a dual approach. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods.

SAB 108 is effective for fiscal years ending after November 15, 2006. A change in the method of quantifying errors represents a change in accounting policy, which is generally accounted for on a retrospective basis. Accordingly, if the use of the dual approach results in a larger, material misstatement, the registrant must adjust its financial statements. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s financial position.

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

FIN 48 prescribes a two-step process for determining the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The first step is recognition: A company first determines whether a tax position is more likely than not to be sustained upon examination, based on the technical merits of the position. The second is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit recognized in the financial statements. The benefit under step two is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. No benefit will be recognized on tax positions that do not meet the more-likely-than-not recognition standard. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“FAS No. 156”). FAS No. 156 requires the separate recognition of servicing assets and servicing liabilities each time an obligation to service a financial asset is undertaken by entering into a servicing contract and permits the fair value measurement of servicing assets and servicing liabilities. In addition, FAS No. 156 does the following:

▪	Clarifies when a servicer should separately recognize servicing assets and liabilities;
▪	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable;
▪

Permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, provided that the available-for-sale securities are identified in some manner as offsetting the exposure to changes in fair value of servicing assets and servicing liabilities that are subsequently measured at fair value; and

▪	Requires additional disclosures for all separately recognized servicing assets and servicing liabilities.

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

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS No. 155”), which permits the application of fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”). Under this approach, changes in fair value would be recognized currently in earnings. In addition, FAS No. 155 does the following:

▪	Clarifies which interest-only strips and principal-only strips are not subject to derivative accounting under FAS No. 133;
▪

Requires that interests in securitized financial assets be analyzed to identify interests that are freestanding derivatives or that are hybrid instruments that contain embedded derivatives requiring bifurcation;

▪	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
▪	Allows a qualifying special-purpose entity to hold derivative financial instruments that pertain to beneficial interests, other than another derivative financial instrument.

FAS No. 155 is effective for all instruments acquired, issued, or subject to a remeasurement event, occurring after the beginning of the first fiscal year that commences after September 15, 2006. The provisions of FAS No. 155 are not expected to have an impact upon initial adoption; however, the standard could affect future income recognition for securitized financial assets because there may be more embedded derivatives identified with changes in fair value recognized in net income.

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

SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Additional implementation guidance for SOP 05-1 is currently being considered by the AICPA. The outcome of these discussions is uncertain. As a result, the Company is not currently able to estimate the impact of adoption.

4.	Investments

Equity Securities

Equity securities, available-for-sale, included investments with a fair value of $3.1 in ING proprietary funds as of September 30, 2006. There were no investments in ING proprietary funds as of December 31, 2005.

Other-Than-Temporary Impairments

The following tables identify the Company’s other-than-temporary impairments, included in Net realized capital gains (losses), by type for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. corporate	$0.2	1	$-	-
Other asset-backed	-	-	0.5	1
Total	$0.2	1	$0.5	1

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30,
	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries/Agencies	$0.8	2	$-	-
U.S. corporate	2.6	11	-	-
Foreign(1)	0.3	2	-	-
Other asset-backed	-	-	1.0	2
Total	$3.7	15	$1.0	2

(1) Primarily U.S. dollar denominated.

All of the Company’s other-than-temporary impairments for the three and nine months ended September 30, 2006 in the above schedule are write-downs related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of FSP FAS No. 115-1.

The remaining fair value of investments with other-than-temporary impairments at September 30, 2006 and 2005 was $32.2 and $2.1, respectively.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

5.	Deferred Policy Acquisition Costs and Value of Business Acquired

Activity for the nine months ended September 30, 2006 and 2005, within deferred policy acquisition costs (“DAC”), was as follows:

	2006	2005
Balance at January 1	$92.7	$77.7
Deferrals of commission and expenses	23.6	12.9
Amortization:
Amortization	(9.1)	(4.6)
Interest accrued at 4% to 7%	3.7	3.0
Net amortization included in the Condensed
Statements of Operations	(5.4)	(1.6)
Change in unrealized capital (gains) losses on
available-for-sale securities	0.7	0.8
Balance at September 30	$111.6	$89.8

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

Activity for the nine months ended September 30, 2006 and 2005, within value of business acquired (“VOBA”), was as follows:

	2006	2005
Balance at January 1	$43.3	$33.7
Deferrals of commission and expenses	0.5	0.4
Amortization:
Amortization	(4.0)	(5.6)
Interest accrued at 5% to 7%	1.7	1.2
Net amortization included in the Condensed
Statements of Operations	(2.3)	(4.4)
Change in unrealized capital (gains) losses on
available-for-sale securities	2.2	10.1
Balance at September 30	$43.7	$39.8

6.	Capital Contributions and Dividends

During the nine months ended September 30, 2006 and 2005, the Company did not receive any capital contributions from its parent.

During the nine months ended September 30, 2006 and 2005, the Company paid $20.7 and $15.6, respectively, in dividends on its common stock to its parent.

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

The Company’s effective tax rates for the three months ended September 30, 2006 and 2005, were 34.2% and 25.5%, respectively. The effective tax rates for the nine months ended September 30, 2006 and 2005, were 34.2% and 31.1%, respectively. The rates for the three months ended and the nine months ended September 30, 2006 approximate the federal income tax rate of 35.0%. The rates for the three months ended and the nine months ended September 30, 2005 differ from the federal rate due to non-recurring favorable adjustments in 2005 resulting from a reduction in the tax liability that was no longer deemed necessary based on the results of the current IRS examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers, and the merit of the positions.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

The IRS is currently examining the Company’s returns for tax years 2002 and 2003. Management is not aware of any adjustments as a result of this examination that would have a material impact on the Company’s financial statements.

8.	Financing Agreements

Line-of-Credit

The Company maintains a $30.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.) (“Svenska”), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. Interest on any of the Company borrowing accrues at an annual rate equal to the rate quoted by Svenska to the Company for the borrowing. Under this agreement, the Company incurred no interest expense for the three and nine months ended September 30, 2006. As of September 30, 2006, the Company had no amounts outstanding under the line-of-credit agreement.

For information on the Company’s additional financing agreements, see the Financing Agreements footnote to the Company’s 2005 Annual Report on Form 10-K.

9.	Reinsurance

On August 4, 2006, an arbitration panel (“Panel”) issued an interim award in favor of the Company in an arbitration relating to a dispute over two modified coinsurance agreements (“Agreements”). Under the terms of the interim award, the Agreements remained in force and the Company was awarded outstanding settlements, including interest, through April 30, 2006 and monthly settlements after April, 30, 2006. In addition, the interim award directed the Company to pay the reinsurer for various oversights and omissions. As a result the Company recognized $5.1 in net after-tax income in the second quarter of 2006.

During the third quarter of 2006, a final settlement was reached with the reinsurer with all amounts due under the interim award being paid to the Company. The parties resolved outstanding issues with the exception of attorney and arbitrator fees and costs and the Agreements were commuted as of September 5, 2006. An additional $4.3 was paid by the reinsurer. As a result of the final settlement, the Company recognized $11.4 in net after-tax income in the third quarter.

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

At September 30, 2006, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $30.8, $11.0 of which was with related parties. At December 31, 2005, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $10.2, $0.7 of which was with related parties. During the three and nine months ended September 30, 2006, $0.1 and $0.2, respectively, was funded to related parties under these commitments.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement whereby the Company will reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then recover any losses under the agreement by sale or collection of the received reference obligation. As of September 30, 2006, the maximum potential future exposure to the Company under the guarantee was $3.0.

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

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

11.	Accumulated Other Comprehensive Income (Loss)

Shareholder’s equity included the following components of Accumulated other comprehensive income (loss) as of September 30, 2006 and 2005.

	2006	2005
Net unrealized capital gains (losses):
Fixed maturities, available-for-sale	$(8.6)	$12.0
Equity securities, available-for-sale	0.8	0.7
DAC/VOBA adjustment on available-for-sale securities	2.8	(3.2)
Other investments	(0.2)	-
Unrealized capital (losses) gains before tax	(5.2)	9.5
Deferred income tax asset (liability)	1.8	(3.2)
Accumulated other comprehensive (loss) income	$(3.4)	$6.3

Changes in Accumulated other comprehensive income (loss), net of DAC, VOBA, and tax, related to changes in unrealized capital gains (losses) on securities, including securities pledged, were as follows for the nine months ended September 30, 2006 and 2005.

	2006	2005
Net unrealized capital holding gains (losses) arising
during the period(1)	$(6.9)	$(15.4)
Less: reclassification adjustment for gains (losses) and other
items included in net income(2)	(3.9)	7.9
Net change in unrealized capital gains (losses) on securities	$(3.0)	$(23.3)

(1)	Pretax unrealized capital holding gains (losses) arising during the period were $(11.3) and $(23.7) for the nine months ended September 30, 2006 and 2005, respectively.
(2)	Pretax reclassification adjustments for gains (losses) and other items included in net income were $(6.4) and $12.1, for the nine months ended September 30, 2006 and 2005, respectively.

ReliaStar Life Insurance Company of New York

(A wholly-owned subsidiary of ReliaStar Life Insurance Company)

Notes to Condensed Financial Statements (Unaudited)

(Dollar amounts in millions, unless otherwise stated)

12.	Reclassifications and Changes to Prior Year Presentation

During 2006, certain changes were made to the Condensed Statement of Cash Flows for the nine months ended September 30, 2005, to reflect the correct balances, related to a short-term loan with an affiliate. As a result of these adjustments, the Company labeled the Condensed Statement of Cash Flows for the nine months ended September 30, 2005, as restated. The following summarizes the adjustments:

	Previously
	Reported	Adjustment	Restated
Net cash provided by operating activities	$13.7	$(8.4)	$5.3
Net cash provided by financing activities	11.4	8.4	19.8

Item 2.	Management’s Narrative Analysis of the Results of Operations and Financial Condition

(Dollar amounts in millions, unless otherwise stated)

Overview

The following narrative analysis presents a review of the results of operations of ReliaStar Life Insurance Company of New York (“RLNY” or the “Company,” as appropriate) for the three and nine months ended September 30, 2006 and 2005 and financial condition as of September 30, 2006 and December 31, 2005. This item should be read in its entirety and in conjunction with the condensed financial statements and related notes, which can be found under Part I, Item 1 contained herein, as well as the “Management’s Narrative Analysis of the Results of Operations and Financial Condition” section contained in the Company’s 2005 Annual Report on Form 10-K.

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

On the positive side, equity market performance improved in comparison with 2005. This improvement has presented opportunities for life insurers, as fee revenue from variable products has a direct correlation with equity market performance. Also, variable product demand has grown with consumer demand for equity investments.

On the opposite side, rising interest rates negatively impacted the fair value of the Company's fixed maturities portfolio and resulted in realized capital losses on the sale of investments. Furthermore, during the first two quarters of 2006, the market experienced a flat yield curve, with negligible extra yield on a 10-year bond versus a five-year bond. However, in the third quarter of 2006, the market experienced an inverted yield curve, with longer-term bonds having a lower yield than shorter-term bonds. These yield curves hurt the competitiveness of fixed annuities as compared to short-term instruments.

Results of Operations

The Company’s results of operations for the three and nine months ended September 30, 2006, and changes therein, were primarily impacted by an arbitration panel interim award (“Interim Award”) relating to a dispute over reinsurance agreements, as well as changing interest rate and equity market conditions. The reinsurance agreements related to the Interim Award were commuted as of September 5, 2006. As a result of the Interim Award and the commutation of the reinsurance agreements, the Company recognized $11.4 and $16.5 in net after-tax income for the three and nine months ended September 30, 2006. The increase in interest rates relative to 2005 had a negative impact on fixed AUM and resulted in higher realized capital losses on the sale of investments. Improved performance of equity markets, however, had a favorable effect on the sales of variable life and annuity products and on the Company’s variable AUM.

	Three Months Ended September 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Net investment income	$30.0	$29.7	$0.3	1.0%
Fee income	27.5	25.7	1.8	7.0%
Premiums	43.2	19.5	23.7	121.5%
Net realized capital gains	-	3.1	(3.1)	(100.0)%
Other income	0.7	0.1	0.6	NM
Total revenue	101.4	78.1	23.3	29.8%
Benefits and expenses:
Interest credited and other
benefits to policyholders/
contractowners	55.4	44.3	11.1	25.1%
Operating expenses	8.5	16.1	(7.6)	(47.2)%
Amortization of deferred policy
acquisition costs and value
of business acquired	2.7	2.3	0.4	17.4%
Interest expense	-	0.1	(0.1)	(100.0)%
Total benefits and expenses	66.6	62.8	3.8	6.1%
Income before income taxes	34.8	15.3	19.5	127.5%
Income tax expense	11.9	3.9	8.0	NM
Net income	$22.9	$11.4	$11.5	100.9%
Effective tax rate	34.2%	25.5%

NM - Not meaningful.

	Nine Months Ended September 30,		$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Revenues:
Net investment income	$86.4	$88.0	$(1.6)	(1.8)%
Fee income	80.8	75.7	5.1	6.7%
Premiums	70.8	55.8	15.0	26.9%
Net realized capital (losses) gains	(6.8)	10.1	(16.9)	NM
Other income	2.5	0.2	2.3	NM
Total revenue	233.7	229.8	3.9	1.7%
Benefits and expenses:
Interest credited and other
benefits to policyholders/
contractowners	142.1	136.7	5.4	4.0%
Operating expenses	39.7	47.8	(8.1)	(16.9)%
Amortization of deferred policy
acquisition costs and value
of business acquired	7.7	6.0	1.7	28.3%
Interest expense	0.1	0.1	-	0.0%
Total benefits and expenses	189.6	190.6	(1.0)	(0.5)%
Income before income taxes	44.1	39.2	4.9	12.5%
Income tax expense	15.1	12.2	2.9	23.8%
Net income	$29.0	$27.0	$2.0	7.4%
Effective tax rate	34.2%	31.1%

NM - Not meaningful.

Revenues

The increase in total revenue for the three and nine months ended September 30, 2006, was primarily driven by premiums related to the Interim Award and higher fee income, partially offset by higher Net realized capital losses on investments in fixed maturities.

The increase in Premiums for the three and nine months ended September 30, 2006, is primarily related to the settlement of the Interim Award, higher sales of stop-loss products, and an increase in the Company’s participation in the Servicemembers Group Life Insurance reinsurance program.

Fee income increased for the three and nine months ended September 30, 2006, due to higher variable AUM, as a result of favorable equity market returns and higher sales of variable annuity products, especially those with minimum guarantees.

Net realized capital losses are attributable to the increasing interest rate environment during 2006 and higher other-than-temporary impairments recognized primarily in the first quarter of 2006.

Other income increased for the three and nine months ended September 30, 2006, due to interest on the reinsurance settlement included in the Interim Award.

Benefits and Expenses

Total benefits and expenses increased primarily due to the Interim Award and unfavorable claim experience, partially offset by decreased operating expenses. The increase in Interest credited and other benefits to policyholders/contractowners is primarily related to the settlement of the Interim Award, the commutation of the reinsurance agreements related to the Interim Award, and unfavorable claim experience on the stop-loss block of business.

Operating expenses decreased for the three and nine months ended September 30, 2006, mainly due to the ceding of expenses in conjunction with the Interim Award, partially offset by an increase in expenses associated with employee benefit costs, information technology, and other strategic projects.

Amortization of DAC and VOBA increased for the three and nine months ended September 30, 2006. The three-month increase is primarily related to higher actual gross profits on non-traditional life and group products, as well as higher premiums on traditional life products. This increase is partially offset by a decrease in amortization for annuity products as a result of changes in prospective assumptions. The nine-month increase is a result of higher amortization for certain individual life insurance products, primarily related to model refinements in the first quarter of 2005 and higher premiums on traditional life insurance products, partially offset by a decrease in amortization for annuity products as a result of changes in prospective assumptions.

Income Taxes

Income tax expense increased for the three and nine months ended September 30, 2006 primarily due to the Internal Revenue Service (“IRS”) audit settlement in the third quarter of 2005, which related to the Company's tax returns for the years 2000 and 2001. The provision as of September 30, 2005, reflected non-recurring favorable adjustments, due to a reduction in the tax liability that was no longer deemed necessary based on the results of the IRS examination, monitoring the activities of the IRS with respect to certain issues with other taxpayers, and the merits of the Company's positions.

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

Portfolio Composition

The following table presents the investment portfolio at September 30, 2006 and December 31, 2005.

	2006		2005
	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale,
including securities pledged	$1,703.9	85.8%	$1,727.0	84.6%
Equity securities, available-for-sale	5.7	0.3%	4.5	0.2%
Mortgage loans on real estate	158.6	8.0%	191.0	9.4%
Policy loans	96.7	4.9%	93.4	4.6%
Short-term investments	-	0.0%	5.0	0.2%
Other investments	19.9	1.0%	19.9	1.0%
Total investments	$1,984.8	100.0%	$2,040.8	100.0%

Fixed Maturities

Fixed maturities, available-for-sale, were as follows as of September 30, 2006.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$37.3	$0.8	$0.2	$37.9
State, municipalities, and political
subdivisions	1.5	0.1	-	1.6

U.S. corporate securities:
Public utilities	167.7	2.6	3.0	167.3
Other corporate securities	573.2	11.3	9.4	575.1
Total U.S. corporate securities	740.9	13.9	12.4	742.4

Foreign securities(1):
Government	13.4	0.6	0.1	13.9
Other	180.8	2.2	6.2	176.8
Total foreign securities	194.2	2.8	6.3	190.7

Residential mortgage-backed securities	374.2	0.3	6.6	367.9
Commercial mortgage-backed securities	232.1	2.3	3.1	231.3
Other asset-backed securities	132.3	0.7	0.9	132.1

Total fixed maturities, including fixed
maturities pledged	1,712.5	20.9	29.5	1,703.9
Less: fixed maturities pledged	136.3	0.1	4.2	132.2

Total fixed maturities	$1,576.2	$20.8	$25.3	$1,571.7

(1) Primarily U.S. dollar denominated.

Fixed maturities, available-for-sale, were as follows as of December 31, 2005.

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Capital	Capital	Fair
	Cost	Gains	Losses	Value
Fixed maturities:
U.S. government and government
agencies and authorities	$35.5	$0.2	$0.2	$35.5
State, municipalities, and political
subdivisions	1.5	0.1	-	1.6

U.S. corporate securities:
Public utilities	170.7	3.9	2.6	172.0
Other corporate securities	612.3	14.8	8.6	618.5
Total U.S. corporate securities	783.0	18.7	11.2	790.5

Foreign securities(1):
Government	17.3	0.7	0.1	17.9
Other	177.8	3.0	4.7	176.1
Total foreign securities	195.1	3.7	4.8	194.0

Residential mortgage-backed securities	410.7	0.4	7.1	404.0
Commercial mortgage-backed securities	188.8	3.1	2.7	189.2
Other asset-backed securities	112.4	0.9	1.1	112.2

Total fixed maturities, including
fixed maturities pledged	1,727.0	27.1	27.1	1,727.0
Less: fixed maturities pledged	118.6	-	3.5	115.1

Total fixed maturities	$1,608.4	$27.1	$23.6	$1,611.9

(1) Primarily U.S. dollar denominated.

It is management’s objective that the portfolio of fixed maturities be of high quality and be well diversified by market sector. The fixed maturities in the Company’s portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The average quality rating of the Company's fixed maturities portfolio was AA- at September 30, 2006 and December 31, 2005. Ratings are calculated using a rating hierarchy that considers Standards & Poor’s, Moody’s Investor’s Service, Inc., and internal ratings.

Total fixed maturities by quality rating category, including fixed maturities pledged to creditors, were as follows at September 30, 2006 and December 31, 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
AAA	$757.9	44.6%	$730.7	42.3%
AA	106.2	6.2%	85.0	4.9%
A	351.1	20.6%	412.6	23.9%
BBB	447.1	26.2%	439.8	25.5%
BB	36.4	2.1%	50.8	2.9%
B and below	5.2	0.3%	8.1	0.5%
Total	$1,703.9	100.0%	$1,727.0	100.0%

97.6% and 96.6% of fixed maturities were invested in securities rated BBB and above (Investment Grade) at September 30, 2006 and December 31, 2005, respectively.

Fixed maturities rated BB and below (Below Investment Grade) may have speculative characteristics, and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Total fixed maturities by market sector, including fixed maturities pledged to creditors, were as follows at September 30, 2006 and December 31, 2005.

	2006		2005
	Fair	% of	Fair	% of
	Value	Total	Value	Total
U.S. Treasuries/Agencies	$37.9	2.2%	$35.5	2.1%
U.S. corporate, states, and municipalities	744.0	43.6%	792.1	45.8%
Foreign	190.7	11.2%	194.0	11.2%
Residential mortgage-backed	367.9	21.6%	404.0	23.4%
Commercial mortgage-backed	231.3	13.6%	189.2	11.0%
Other asset-backed	132.1	7.8%	112.2	6.5%
Total	$1,703.9	100.0%	$1,727.0	100.0%

The Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies and authorities, with a carrying value in excess of 10% of the Company’s shareholder’s equity at September 30, 2006 or December 31, 2005.

Equity Securities

Equity securities, available-for-sale, included investments with a fair value of $3.1 in ING proprietary funds as of September 30, 2006. There were no investments in ING proprietary funds as of December 31, 2005.

Mortgage Loans

Mortgage loans, primarily commercial mortgage loans, totaled $158.6 and $191.0 at September 30, 2006 and December 31, 2005, respectively. These loans are reported at amortized cost, less impairment write-downs. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan’s effective interest rate, or fair value of the collateral. If the loan is in foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell. The carrying value of the impaired loans is reduced by establishing a permanent write-down charged to Net realized capital gains (losses). At September 30, 2006 and December 31, 2005, the Company had no allowance for mortgage loan credit losses. The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration of 26.4% and 22.5% of properties in California at September 30, 2006 and December 31, 2005, respectively.

Unrealized Capital Losses

Fixed maturities, including securities pledged to creditors, comprise 85.8% and 84.6% of the Company’s total investment portfolio at September 30, 2006 and December 31, 2005, respectively. Unrealized capital losses related to fixed maturities are analyzed in detail in the following tables.

Unrealized capital losses in fixed maturities, including securities pledged to creditors, for Investment Grade (“IG”) and Below Investment Grade (“BIG”) securities by duration were as follows at September 30, 2006 and December 31, 2005.

	2006				2005
		% of IG		% of IG		% of IG		% of IG
	IG	and BIG	BIG	and BIG	IG	and BIG	BIG	and BIG
Less than six months
below amortized cost	$2.9	9.9%	$0.1	0.3%	$10.4	38.3%	$0.4	1.5%
More than six months
and less than twelve
months below
amortized cost	2.8	9.5%	-	0.0%	6.5	24.0%	0.1	0.4%
More than twelve months
below amortized cost	23.2	78.6%	0.5	1.7%	9.6	35.4%	0.1	0.4%
Total unrealized capital loss	$28.9	98.0%	$0.6	2.0%	$26.5	97.7%	$0.6	2.3%

Unrealized capital losses in fixed maturities at September 30, 2006 and December 31, 2005, were primarily related to interest rate movement or spread widening and to mortgage and other asset-backed securities. Mortgage and asset-backed securities include U.S. government backed securities, principal protected securities, and structured securities, which did not have an adverse change in cash flows. The following table summarizes the unrealized capital losses by duration and reason, along with the fair value of fixed maturities, including securities pledged to creditors, in unrealized capital loss positions at September 30, 2006 and December 31, 2005.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months
	Below	Twelve Months	Below
	Amortized	Below	Amortized
2006	Cost	Amortized Cost	Cost	Total
Interest rate or spread widening	$0.3	$1.9	$16.7	$18.9
Mortgage and other asset-backed
securities	2.7	0.9	7.0	10.6
Total unrealized capital loss	$3.0	$2.8	$23.7	$29.5
Fair value	$118.1	$191.6	$732.4	$1,042.1

2005
Interest rate or spread widening	$5.0	$3.3	$7.9	$16.2
Mortgage and other asset-backed
securities	5.8	3.3	1.8	10.9
Total unrealized capital loss	$10.8	$6.6	$9.7	$27.1
Fair value	$547.2	$261.4	$246.1	$1,054.7

Unrealized capital losses in fixed maturities, including securities pledged to creditors, by market sector and duration were as follows at September 30, 2006 and December 31, 2005.

		More than
	Less than	Six Months	More than
	Six Months	and less than	Twelve Months	Total
	Below	Twelve Months	Below	Unrealized
	Amortized	Below	Amortized	Capital
2006	Cost	Amortized Cost	Cost	Loss
U.S. Treasuries/Agencies	$-	$0.1	$0.1	$0.2
U.S. corporate, state, and
municipalities	0.1	1.5	10.8	12.4
Foreign	0.2	0.3	5.8	6.3
Residential mortgage-backed	2.7	0.7	3.2	6.6
Commercial mortgage-backed	-	0.2	2.9	3.1
Other asset-backed	-	-	0.9	0.9
Total unrealized capital loss	$3.0	$2.8	$23.7	$29.5

2005
U.S. Treasuries/Agencies	$0.1	$0.1	$-	$0.2
U.S. corporate, state, and
municipalities	3.7	3.0	4.5	11.2
Foreign	1.3	0.2	3.3	4.8
Residential mortgage-backed	4.6	1.3	1.2	7.1
Commercial mortgage-backed	1.0	1.5	0.2	2.7
Other asset-backed	0.1	0.5	0.5	1.1
Total unrealized capital loss	$10.8	$6.6	$9.7	$27.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities is 96.9% of the average book value as of September 30, 2006. In addition, this category includes 259 securities, which have an average quality rating of AA-. No other-than-temporary impairment loss was considered necessary for these fixed maturities as of September 30, 2006.

Overall, there has been an increase in unrealized capital losses from December 31, 2005 to September 30, 2006. This increase is largely caused by an increase in prevailing market interest rates, which tends to have a negative market value impact on fixed maturities.

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

In addition, the Company invests in asset-backed securities. Determination of the required impairment is based on the analysis discussed in the preceding paragraph, as well as credit risk and the possibility of significant prepayment risk that restricts the Company’s ability to recover the investment. An impairment is recognized if the fair value of the security is less than book value and there has been an adverse change in cash flow since the last remeasurement date.

When a decline in fair value is determined to be other-than-temporary, the individual security is written down to fair value, and the loss is recorded in Net realized capital gains (losses).

The following tables identify the Company’s other-than-temporary impairments by type for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries/Agencies	$0.2	1	$-	-
Other asset-backed	-	-	0.5	1
Total	$0.2	1	$0.5	1

	Nine Months Ended September 30,
	2006		2005
		No. of		No. of
	Impairment	Securities	Impairment	Securities
U.S. Treasuries/Agencies	$0.8	2	$-	-
U.S. corporate	2.6	11	-	-
Foreign	0.3	2	-	-
Other asset-backed	-	-	1.0	2
Total	$3.7	15	$1.0	2

All of the Company’s other-than-temporary impairments for the three and nine months ended September 30, 2006 in the above schedule are write-downs related to investments that the Company does not have the intent to retain for a period of time sufficient to allow for recovery in fair value, based upon the requirements of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Statement of Financial Accounting Standards (“FAS”) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the carrying value of investments and proceeds from sale, maturity, and redemption, as well as losses incurred due to the other-than-temporary impairment of investments and changes in fair value of derivatives. Net realized capital gains (losses) on investments were as follows for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006	2005
Fixed maturities, available-for-sale	$0.5	$3.0
Derivatives	(0.5)	0.1
Net realized capital gains	$-	$3.1
After-tax net realized capital gains	$-	$2.0

	Nine Months Ended September 30,
	2006	2005
Fixed maturities, available-for-sale	$(6.3)	$9.9
Equity securities, available-for-sale	-	0.1
Derivatives	(0.6)	0.1
Other	0.1	-
Net realized capital (losses) gains	$(6.8)	$10.1
After-tax net realized capital (losses) gains	$(4.4)	$6.6

The year-to-date realized capital losses were primarily driven by rising interest rates during 2006.

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

Liquidity and Capital Resources

Additional sources of liquidity include borrowing facilities to meet short-term cash requirements that arise in the ordinary course of business. The Company maintains the following agreements:

▪

A reciprocal loan agreement with ING America Insurance Holdings, Inc. (“ING AIH”), an affiliate, whereby either party can borrow from the other up to 5% of the Company’s statutory admitted assets as of the prior December 31. The Company did not have any receivable or payable from/to ING AIH under the reciprocal loan agreement as of September 30, 2006 and December 31, 2005.

▪	A $30.0 uncommitted, perpetual revolving note facility with the Bank of New York. At September 30, 2006 and December 31, 2005, the Company had no amounts outstanding under the revolving loan facility.
▪

A $30.0 uncommitted line-of-credit agreement with PNC Bank, effective December 19, 2005. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at any time to ING AIH and its affiliates of $75.0. As of September 30, 2006 and December 31, 2005, the Company had no amounts outstanding under the line-of-credit agreement.

▪

A $30.0 uncommitted line-of-credit agreement with Svenska Handelsbanken AB (Publ.), effective June 2, 2006. Borrowings are guaranteed by ING AIH, with maximum aggregate borrowings outstanding at anytime to ING AIH and its affiliates of $100.0. As of September 30, 2006, the Company had no amounts outstanding under the line-of-credit agreement.

Management believes that these sources of liquidity are adequate to meet the Company’s short-term cash obligations.

Capital Contributions and Dividends

During the nine months ended September 30, 2006 and 2005, the Company did not receive any capital contributions from its parent.

During the nine months ended September 30, 2006 and 2005, the Company paid $20.7 and $15.6, respectively, in dividends on its common stock to its parent.

Financial Guarantees

The Company owns a 3-year credit-linked note arrangement, whereby the Company agreed to reimburse the guaranteed party upon payment default of the referenced obligation. Upon such default, the Company reimburses the guaranteed party for the loss under the reference obligation, and the Company receives that reference obligation in settlement. The Company can then recover any losses under the agreement by sale or collection of the received reference obligation. As of September 30, 2006, the maximum potential future exposure to the Company under the guarantee was $3.0.

Recently Adopted Accounting Standards

(See the Recently Adopted and New Accounting Standards footnotes to the condensed financial statements.)

Legislative Initiatives

Legislative proposals which have been or are being considered by Congress include repealing/modifying the estate tax, reducing the taxation on annuity benefits, changing the tax treatment of insurance products relative to other financial products, and changing life insurance company taxation. Some of these proposals, if enacted, could have a material adverse effect on life insurance, annuity, and other retirement savings product sales, while others could have a material beneficial effect. The Pension Protection Act of 2006, which was passed by Congress and signed by the President in August 2006, contains a number of provisions which are likely to have a beneficial effect on annuity and defined contribution products. Certain recommendations made in late 2005 by the President’s Tax Advisory Panel on Federal Tax Reform could adversely affect the market for some life insurance and annuity products if enacted by Congress. However, there are no indications at the present time that Congress will enact fundamental tax reforms in 2006, or that it has a favorable view of the Tax Panel’s recommendations regarding tax-preferred savings.

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

As with many financial services companies, the Company and its affiliates have received informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the financial services industry. In each case, the Company and its affiliates have been and are providing full cooperation. Reference is made to the “Other Regulatory Matters” section of “Management’s Narrative Analysis of the Results of Operations and Financial Condition” included in the Company’s 2005 Annual Report on Form 10-K, filed March 29, 2006 (SEC File No. 333-75938); the Company’s Form 8-K Current Report filed on June 29, 2006 (SEC File No. 333-75938); and the Company’s Form 8-K Current Report filed on October 11, 2006 (SEC File No. 333-75938).

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

The Company’s profitability depends on the following:

▪	Adequacy of investment margins;
▪	Management of market and credit risks associated with investments;
▪	Ability to maintain premiums and contract charges at a level adequate to cover mortality and morbidity benefits and contract administration expenses;
▪	Adequacy of contract charges on variable contracts to cover the cost of product features;
▪	Persistency of policies to ensure recovery of acquisition expenses; and
▪	Management of operating costs and expenses within anticipated pricing allowances.

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

The Company’s investment portfolio is subject to several risks, including the following:

▪	An increase in defaults or delinquency in investment portfolios;
▪

Greater difficulty selling privately placed and certain asset-backed fixed maturity securities and commercial mortgage loans at attractive prices and in a timely manner, as both are less liquid than publicly traded fixed maturity securities;

▪

Borrower prepayment or redemption, prior to maturity, of mortgages that back mortgage-backed securities and bonds with embedded call options could force the Company to reinvest proceeds at lower interest rates;

▪	An increase in environmental liability exposure from the Company’s commercial mortgage loan portfolio; and
▪	Losses in the commercial mortgage loan portfolio as a result of economic downturns or natural disasters.

The occurrence of natural or man-made disasters may adversely affect the Company’s results of operations and financial condition

The Company is exposed to various risks arising from natural disasters, including hurricanes, floods, earthquakes, tornadoes, and pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), as well as man-made disasters, including acts of terrorism and military actions, which may adversely affect results of operations and financial condition, as follows:

▪	Payment of benefits at higher levels and/or earlier than anticipated, which may lead to unexpected changes in persistency.
▪	Losses in the Company’s investment portfolio due to significant volatility in global financial markets or the failure of counterparties to perform.
▪	Changes in the rate of lapses and surrenders of existing policies/contracts, as well as sales of new policies/contracts.
▪	Increased reinsurance prices and/or reduced collectibility of reinsurance.
▪

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

A downgrade in the Company’s ratings may negatively affect profitability and financial condition

Ratings are an important factor in establishing the competitive position of insurance companies. A downgrade, or the potential for a downgrade, of any of the Company’s ratings may lead to lower fee income as follows:

▪	Increase number of interest-sensitive life and annuity contract surrenders and withdrawals and case/policy lapses;
▪	Termination of relationships with broker-dealers, banks, agents, wholesalers, and other distributors of products and services; and
▪	Reduction of new product sales.

The Company cannot predict what actions rating organizations may take, or what actions it may be required to take in response to the actions of rating organizations, which could adversely affect the Company. Rating organizations assign ratings based upon several factors, including the following:

▪	Statutory capital;
▪	Risk of investment portfolio;
▪	Economic trends affecting the financial services industry;
▪	Changes in models and formulas used by rating organizations to assess the financial strength of a rated company;
▪	The rated company’s internal circumstances;
▪	Enterprise risk management; and
▪	Other circumstances outside the rated company’s control.

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

Competition could negatively affect the ability to maintain or increase profitability

The insurance industry is intensely competitive. The Company competes based on factors including the following:

▪	Name recognition and reputation;
▪	Service;
▪	Investment performance;
▪	Product features;
▪	Price;
▪	Perceived financial strength; and
▪	Claims paying and credit ratings.

The Company’s competitors include insurers, broker-dealers, financial advisors, asset managers, and other financial institutions, which may, for example, have greater market share, offer a broader range of products, or have higher claims-paying or credit ratings than the Company.

In recent years, there has been substantial consolidation among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. Furthermore, larger competitors may lower operating costs and have an ability to absorb greater risk, while maintaining financial strength ratings, allowing them to price products more competitively. While the Company cannot predict the future level of consolidation, the Company expects consolidation to continue and perhaps accelerate in the future, increasing competitive pressure.

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

In some cases, this regulatory scrutiny has led to new proposed legislation and regulation that could significantly affect the financial services industry, including businesses in which the Company is engaged, or has resulted in regulatory penalties, settlements, and litigation. At this time, the Company does not believe that any of this regulatory scrutiny will have a material adverse affect on it. However, the Company cannot guarantee that new laws, regulations and other regulatory action aimed at the business practices under scrutiny would not adversely affect its business. The adoption of new laws and regulations, enforcement action or litigation, whether or not involving the Company, could influence the manner in which the Company distributes its products, cause significant harm to the Company’s reputation, and adversely impact profitability.

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

A failure of the Company’s operating systems or a compromise of security with respect to operating systems or portable electronic devices could adversely affect the Company’s results of operations and financial condition

The Company is highly dependent on automated systems to record and process Company and customer transactions. The Company may experience a failure of its operating systems or a compromise of their security due to technical system flaws, clerical or record-keeping errors, or tampering or manipulation of those systems by employees or unauthorized third parties. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, natural disasters, acts of terrorism, epidemics, computer viruses, and electrical/telecommunications outages). All of these risks are also applicable where the Company relies on outside vendors to provide services to it and its customers. Operating system failures or disruptions or the compromise of security with respect to operating systems or portable electronic devices could subject the Company to regulatory sanctions, or other claims, harm the Company’s reputation, interrupt the Company’s operations, and adversely affect the Company’s business, results of operations, or financial condition.

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

November 13, 2006 (Date)	ReliaStar Life Insurance Company of New York (Registrant)
	By:	/s/ David A. Wheat
David A. Wheat Director, Executive Vice President, and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)